Form 10-Q
period 1996-02-29
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1996-04-15
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended February 29, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition period from _________ to __________

Commission file number:  0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                             16-0956508
         --------                                             ----------
(State or other jurisdiction                              (I.R.S. Employer
   of incorporation)                                      Identification No.)

One Northern Concourse, P.O. Box 4785, Syracuse, NY            13221-4785
- ---------------------------------------------------            ----------
     (Address of principal executive offices)                  (Zip Code)


                                 (315) 455-1900
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [ X ]   No  [   ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes [ X ]   No  [   ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1996, the registrant has 6,999,040 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS


PART I.    FINANCIAL INFORMATION:

Item 1.    Financial Statements

           Consolidated Balance Sheets -
                    February 29, 1996 and May 31, 1995

           Consolidated Statements of Operations and Accumulated
                    Deficit  - for the  three  and  nine  months
                    ended   February   29,   1996   (Reorganized
                    Company),   for  the  three   months   ended
                    February 28, 1995 (Reorganized Company) and for the six months ended November 30, 1994 (Predecessor Company)

           Consolidated  Statements of Cash Flows - for the nine
                    months ended February 29, 1996  (Reorganized
                    Company),   for  the  three   months   ended
                    February 28, 1995 (Reorganized Company) and for the six months ended November 30, 1994 (Predecessor Company)

           Notes to Consolidated Financial Statements

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------


SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Continental Information Systems Corporation
and its Subsidiaries
In Thousands (Except per Share Data)
- ----------------------------------------------------------------------------------------------------
                                     CONSOLIDATED BALANCE SHEETS
                                             (Unaudited)
                                                                           February 29,      May 31,
                                                                               1996           1995
                                                                             --------       --------
Assets:
Cash and cash equivalents .............................................      $  6,093       $ 13,015

Accounts receivable, net ..............................................         2,951          2,220
Inventory .............................................................         4,364          3,352
Net investment in direct financing leases .............................        13,675          5,437
Rental equipment, net .................................................         8,515          8,324
Net assets of discontinued operations (Note 2) ........................         1,264            351
Furniture, fixtures and equipment, net ................................           727          1,059
Accrued interest and other assets .....................................         2,642          1,292
Deferred tax assets ...................................................         5,691          6,080
                                                                             --------       --------
          Total assets ................................................      $ 45,922       $ 41,130
                                                                             ========       ========


Liabilities and Shareholders' Equity:
Liabilities:
    Accounts payable and other liabilities ............................      $  1,512       $  2,076
    Discounted lease rental borrowings ................................        10,188          2,126
    Income tax liability ..............................................            64            150
    Note payable to Liquidating Estate ................................           136          3,391
                                                                             --------       --------
        Total liabilities .............................................        11,900          7,743
                                                                             --------       --------
Shareholders' Equity:
Common stock , $.01 par value; authorized 10,000,000 shares; issued and outstanding 6,999,040 and 7,000,000, excluding 960 treasury
     shares in 1996 and none in 1995, respectively (Notes 5 and 6) ....            70             70
Additional paid-in capital ............................................        34,930         34,930
Accumulated deficit ...................................................          (978)        (1,613)
                                                                             --------       --------
     Total shareholders' equity .......................................        34,022         33,387
                                                                             --------       --------
     Total liabilities and shareholders' equity .......................      $ 45,922       $ 41,130
                                                                             ========       ========

             The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
In Thousands (Except per Share Data)
- ------------------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                         ACCUMULATED DEFICIT
                                                             (Unaudited)

                                                                                                                 |   Predecessor
                                                                            Reorganized Company                  |     Company
                                                          -------------------------------------------------------| -----------------
                                                            For the three      For the nine       For the three  |   For the six
                                                             months ended      months ended        months ended  |   months ended
                                                          February 29, 1996  February 29, 1996  February 28, 1995| November 30, 1994
                                                          -----------------  -----------------  -----------------| -----------------
Revenues:                                                                                                        |
Equipment rentals .....................................        $   1,432         $   5,083         $   2,588     |   $   9,500
Income from direct financing leases ...................              385               898               336     |         705
Equipment sales .......................................            3,717            12,603             2,310     |      10,771
Interest, fees and other income .......................              763             1,921             1,172     |       4,731
                                                               ---------         ---------         ---------     |   ---------
                                                                   6,297            20,505             6,406     |      25,707
                                                               ---------         ---------         ---------     |   ---------
Costs and Expenses:                                                                                              |
Depreciation of rental equipment ......................              768             2,548               830     |       2,865
Cost of sales .........................................            2,892             9,035             1,506     |       5,562
Interest on secured liabilities .......................              164               350               133     |         137
Investor share, sublease and other operating                                                                     |
expenses ..............................................              362               939               395     |       3,627
Selling, general and administrative expense ...........            1,832             6,209             1,806     |       5,310
                                                               ---------         ---------         ---------     |   ---------
                                                                   6,018            19,081             4,670     |      17,501
                                                               ---------         ---------         ---------     |   ---------
Income from continuing operations before                                                                         |
    reorganization items, income taxes, fresh                                                                    |
    start adjustments and extraordinary item ..........              279             1,424             1,736     |       8,206
                                                               ---------         ---------         ---------     |   ---------
Reorganization Items:                                                                                            |
Earnings from accumulated cash resulting                                                                         |
    from Chapter 11 proceedings .......................             --                --                --       |       3,527
Bankruptcy related professional fees ..................             --                --                --       |      (5,572)
Gain on settlement of bankruptcy issues ...............             --                --                --       |      10,990
                                                               ---------         ---------         ---------     |   ---------
                                                                    --                --                --       |       8,945
                                                               ---------         ---------         ---------     |   ---------
Income from continuing operations before                                                                         |
    income taxes, fresh start adjustments and                                                                    |
    extraordinary item ................................              279             1,424             1,736     |      17,151
Provision for income tax ..............................              106               541               660     |          45
                                                               ---------         ---------         ---------     |   ---------

(Continued)

Continental Information Systems Corporation
and its Subsidiaries
In Thousands (Except per Share Data)
- ------------------------------------------------------------------------------------------------------------------------------------
                                              CONSOLIDATED STATEMENTS OF OPERATIONS AND
                                                         ACCUMULATED DEFICIT -- Continued
                                                             (Unaudited)

                                                                                                                 |   Predecessor
                                                                            Reorganized Company                  |     Company
                                                          -------------------------------------------------------| -----------------
                                                            For the three      For the nine       For the three  |   For the six
                                                             months ended      months ended        months ended  |   months ended
                                                          February 29, 1996  February 29, 1996  February 28, 1995| November 30, 1994
                                                          -----------------  -----------------  -----------------| -----------------
Income before discontinued operations, fresh                                                                     |
     start adjustments and extraordinary item .........              173               883             1,076     |      17,106
Loss from discontinued operations,                                                                               |
     net of tax benefit (Note 2) ......................             (140)             (248)             (424)    |      (4,882)
                                                               ---------         ---------         ---------     |   ---------
Income before fresh start adjustments and                                                                        |
     extraordinary item ...............................               33               635               652     |      12,224
Fresh start adjustments ...............................             --                --                --       |      (3,264)
                                                               ---------         ---------         ---------     |   ---------
Income before extraordinary item ......................               33               635               652     |       8,960
Extraordinary item - forgiveness of debt ..............             --                --                --       |      96,317
                                                               ---------         ---------         ---------     |   ---------
Net Income ............................................               33               635               652     |     105,277
Retained earnings (Accumulated deficit),                                                                         |
      beginning of period .............................           (1,011)           (1,613)             --       |    (140,408)
Elimination of accumulated deficit ....................             --                --                --       |      35,131
                                                               ---------         ---------         ---------     |   ---------
Retained earnings (Accumulated deficit),                                                                         |
      end of period ...................................        $    (978)        $    (978)        $     652     |   $    --
                                                               =========         =========         =========     |   =========
Net income per share (Note 3):                                                                                   |
     Income from continuing operations ................        $     .02         $     .13         $     .15     |
     Income from discontinued operations ..............             (.02)             (.04)             (.06)    |
                                                               ---------         ---------         ---------     |
            Net income ................................        $    --           $     .09         $     .09     |
                                                               =========         =========         =========     |
                                                                                                                 |
                             The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
In Thousands
- ------------------------------------------------------------------------------------------------------------------------------------
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             (Unaudited)

                                                                                                             |        Predecessor
                                                                           Reorganized Company               |          Company
                                                                 ----------------------------------------    |     -----------------
                                                                   For the nine           For the three      |        For the six
                                                                   months ended            months ended      |       months ended
                                                                 February 29, 1996      February 28, 1995    |     November 30, 1994
                                                                 -----------------      -----------------    |     -----------------
Cash flows from operating activities:                                                                        |
Net income .........................................                  $    635             $    652          |          $ 105,277
Less:  Net loss from discontinued operations .......                      (248)                (424)         |             (4,882)
                                                                      --------             --------          |          ---------
    Net income from continuing operations ..........                       883                1,076          |            110,159
                                                                      --------             --------          |          ---------
Adjustments to reconcile net income                                                                          |
to net cash provided by operating activities:                                                                |
    Reorganization related adjustments-                                                                      |
        Gain on forgiveness of debt ................                      --                   --            |            (96,317)
        Fresh start adjustments ....................                      --                   --            |              3,043
        Cash transferred to Liquidating Estate .....                      --                   --            |           (106,554)
        Gain on settlement of lease, bank and                                                                |
             institution financing .................                      --                   --            |             (8,012)
                                                                      --------             --------          |          ---------
                Reorganization related adjustments .                      --                   --            |           (207,840)
                                                                      --------             --------          |          ---------
                                                                                                             |
    Other adjustments-                                                                                       |
        Proceeds from sale of equipment subject to                                                           |
             operating leases ......................                     1,759                2,443          |              2,449
       Amortization of unearned income .............                      (898)                (336)         |               (705)
       Collections of rentals on direct                                                                      |
          financing leases .........................                     3,362                  879          |              2,092
       Depreciation and amortization expense .......                     2,897                  945          |              3,309
       Effect on cash flows of changes in:                                                                   |
           Marketable debt securities ..............                      --                   --            |             25,829
           Accounts receivable .....................                      (777)                (618)         |             (1,050)
           Inventory ...............................                    (1,012)               1,206          |              1,964
           Accrued interest and other assets .......                    (1,975)                 (90)         |                (43)
           Accounts payable and other liabilities ..                        (2)                (481)         |             (1,133)
           Income tax liability ....................                       281                  225          |            (16,567)
           Deferred tax asset ......................                       389                  435          |               --
                                                                      --------             --------          |          ---------
                      Other adjustments ............                     4,024                4,608          |             16,145
                                                                      --------             --------          |          ---------
(Continued)

Continental Information Systems Corporation
and its Subsidiaries
In Thousands
- ------------------------------------------------------------------------------------------------------------------------------------
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS -- Continued
                                                             (Unaudited)

                                                                                                              |       Predecessor
                                                                           Reorganized Company                |         Company
                                                                 ----------------------------------------     |    -----------------
                                                                   For the nine           For the three       |       For the six
                                                                   months ended            months ended       |      months ended
                                                                 February 29, 1996      February 28, 1995     |    November 30, 1994
                                                                 -----------------      -----------------     |    -----------------
      Net cash provided by (used in)                                                                          |
           continuing operations ...................                     4,907                5,684           |           (81,536)
      Net cash provided by (used in)                                                                          |
           discontinued operations .................                    (1,542)               2,524           |            (4,760)
                                                                      --------             --------           |         ---------
           Net cash provided by (used in)                                                                     |
                operations  .......................                     3,365                 8,208           |           (86,296)
                                                                      --------             --------           |         ---------
Cash flows from investing activities:                                                                         |
Purchase of rental equipment .......................                   (16,121)              (1,156)          |            (4,503)
Purchase of property and equipment .................                       (39)                 (57)          |              (871)
Net cash provided by the sale of TLP subsidaries ...                       754                 --             |              --
                                                                      --------             --------           |         ---------
           Net cash used in investing activities ...                   (15,406)              (1,213)          |            (5,374)
                                                                      --------             --------           |         ---------
Cash flows from financing activities:                                                                         |
Payments on note payable to Liquidating Estate .....                    (3,255)              (1,168)          |              --
Proceeds from lease, bank and institution financings                     9,893                  254           |               845
Payments on lease, bank and institution financings .                    (1,519)                (490)          |            (2,666)
                                                                      --------             --------           |         ---------
           Net cash provided by (used in)                                                                     |
                financing activities ...............                     5,119               (1,404)          |            (1,821)
                                                                      --------             --------           |         ---------
           Net increase (decrease) in cash and                                                                |
                equivalents ........................                    (6,922)               5,591           |           (93,491)
Cash and cash equivalents at beginning of period ...                    13,015                6,793           |           100,284
                                                                      --------             --------           |         ---------
Cash and cash equivalents at end of period .........                  $  6,093             $ 12,384           |         $   6,793
                                                                      ========             ========           |         =========

                             The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
- --------------------------------------------------------------------------------
Notes to the Consolidated Financial Statements

1.   Basis of Presentation

     The accompanying unaudited financial statements of Continental Information Systems Corporation and its Subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. To distinguish between the operations of the Company after reorganization (sometimes referred to as the "Reorganized Company") and operations prior to reorganization, the term "Predecessor Company" will be used when reference is made to the pre-reorganization periods. The results of operations for the three months and nine months ended February 29, 1996 (Reorganized Company) are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included for the fiscal year ended May 31, 1995 appearing in the Company's Form 10-K.

     On January 13, 1989, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 29, 1994 (the "Confirmation Date"), the Bankruptcy Court confirmed the Company's Plan of Reorganization. The Plan of Reorganization became effective on December 21, 1994 and the Reorganized Company, and its subsidiaries which had filed petitions for relief, emerged from Chapter 11. For financial reporting purposes, the emergence from bankruptcy protection was recorded as of November 30, 1994, the end of the Predecessor Company's second quarter.

     The assets and liabilities of the Company were adjusted as of November 30, 1994 in accordance with the "fresh start" provisions of AICPA Statement of Position No. 90-7 ("SOP 90-7"), Financial Reporting by Entities in Reorganization Under the Bankruptcy Code. Under "fresh start" accounting, all assets and liabilities are restated to reflect their fair value at the date of reorganization and any accumulated deficit immediately prior to applying "fresh start" accounting is eliminated. The Company's reorganization value was determined to be $35 million, which approximated the fair value of the net assets retained by the Reorganized Company. The reorganization value was determined by independent advisors and in consideration of several factors and based on various valuation methods, including discounted cash flows and price/earnings and other applicable ratios.

     As a result of the reorganization and "fresh start" reporting, the results of operations for the nine months ended February 29, 1996 are not comparable to the same fiscal period in 1995.

 2.  Discontinued Operations

     On April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron Computer Technologies, Inc. ("Aviron"), that purchased and sold used computer equipment and provided related technical services. The Company is seeking a buyer for the operation and presently does not anticipate a material net loss from the proposed sale or from operations through the expected date of disposal, which is anticipated to be within six months from the above announcement date. In May, 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current marketplace. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995 for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve has been reduced to $142,000 as of February 29, 1996 as a result of cash payments for severance and excess facilities costs. The remaining balance relates to excess facilities and is expected to be paid out by June 30, 1996.

     Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995 relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of February 29, 1996, the Company has exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $290,000 as of February 29, 1996, due to cash payments principally for severance and facilities costs totaling approximately $224,000 and a net reduction of $230,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $290,000 at February 29, 1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995.

     The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                                                                       |        Predecessor
                                                         Reorganized Company                           |          Company
                                ---------------------------------------------------------------------  |    -------------------
                                   For the three            For the nine             For the three     |        For the six
                                   months ended             months ended             months ended      |       months ended
                                 February 29, 1996        February 29, 1996        February 28, 1995   |     November 30, 1994
                                --------------------    ----------------------     ------------------  |     ------------------
Total Revenues ...........            $ 1,539                $ 4,786                  $ 4,286          |        $ 14,599
Total Costs and Expenses .              1,764                  5,186                    4,935          |          19,481
                                      -------                -------                  -------          |        --------
    Loss before                                                                                        |
       income tax benefit                (225)                  (400)                    (649)         |          (4,882)
    Income Tax benefit ...                (85)                  (152)                    (225)         |            --
                                      -------                -------                  -------          |        --------
Net Loss from Discontinued                                                                             |
   Operations ............            $  (140)               $  (248)                 $  (424)         |        $ (4,882)
                                      =======                =======                  =======          |        ========

     The Consolidated Balance Sheets as of February 29, 1996 and May 31, 1995 have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                           February 29,   May 31,
                                                                1996       1995
                                                               ------     ------
Assets:
Cash and cash equivalents ................................     $   90     $  253
Accounts receivable, net .................................        236        441
Inventory ................................................      1,022        744
Furniture, fixtures and equipment, net ...................        321        397
Accrued interest and other assets ........................        166        137
                                                               ------     ------
          Total assets ...................................      1,835      1,972
                                                               ------     ------

Liabilities:
    Accounts payable and accruals ........................        139        295
    Other liabilities ....................................        290        744
    Accrued restructuring charge, net ....................        142        582
                                                               ------     ------
        Total liabilities ................................        571      1,621
                                                               ------     ------

              Net Assets of Discontinued Operations ......     $1,264     $  351
                                                               ======     ======

3.   Net Income Per Share

     Net income per share for the Reorganized Company was computed based on the weighted average number of shares of common stock outstanding during the periods. For the three months ended February 29, 1996, the nine months ended February 29, 1996, and the three months ended February 28, 1995, the weighted average number of outstanding shares were 6,999,040, 6,999,520, and 7,000,000, respectively. At February 29, 1996, the Company had granted options to purchase 24,000 shares of common stock (see Note 6). Since the exercise price of these options is in excess of the average market price of the common stock for the three and nine months ended February 29, 1996, the options are considered anti-dilutive and are not included in the computation of net income per share. Net income per share data are not presented for the Predecessor Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.

4.   Reclassifications

     Certain  prior  period  balances  in the  financial  statements  have  been
     reclassified  to  conform  to  the  current  period   financial   statement
     presentation.

5.   Treasury Stock

     In October, 1995, a wholly-owned subsidiary of the Company acquired 960 shares of the Company's common stock as the result of a partial distribution by the Liquidating Estate of the Predecessor Company. The partial distribution was in relation to a prepetition claim against the Predecessor Company by certain partnerships in which the wholly-owned subsidiary acted as general partner.

6.   Stock Option Plan

     On July 6, 1995, the Board of Directors adopted the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan was approved by stockholders at the annual meeting held September 27, 1995 in Syracuse, New York. The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Compensation Committee, employees of and independent contractors and consultants to the Company. As of February 29, 1996, nonqualified stock options for shares of common stock had been granted to non-employee directors as follows:

                                     Number         Exercise         Fair Market Value
         Date Granted              of Options        Price            at Date of Grant
         ------------              ----------        -----            ----------------
May 16, 1995                         15,000          $ 3.50              $52,500
September 27, 1995                    9,000            2.50               22,500
                                     ------                              -------

Balance - February 29, 1996          24,000                              $75,000
                                     ======                              +======

     As of February 29, 1996, options for 15,000 shares were exercisable.

7.   Sale of Subsidiaries

     As of December 31, 1995, the Company sold TLP Leasing Programs ("TLP"), a group of former subsidiaries located in Boston, Massachusetts, to TLP's current management. TLP manages various income funds and partnerships. The sales price approximated TLP's book value and generated in excess of $1,000,000 in additional cash to the Company.


8.   Subsequent Event

     On March 8, 1996, the Company acquired 100% of the capital stock of GMCCCS Corp. (dba "LaserAccess") for a purchase price of approximately $4,608,000, payable in cash of approximately $2,304,000 at closing and the balance of approximately $2,304,000 in the form of notes payable in three equal annual installments, commencing March 8, 1997, with interest at the rate of 8.25% on the unpaid principal balance. In addition to the purchase price to be paid in cash and notes, CIS Corporation is obligated to pay the sellers an annual earn out payment for each of the first four years following the March 8, 1996 sale. The earn out payment is based upon the annual pretax income of CIS Corporation and its subsidiaries. LaserAccess was a privately held California corporation engaged in the sales and marketing of remanufactured Xerox High Speed Laser Printing Systems. LaserAccess is headquartered in San Diego, California.

     The acquisition has been accounted for using the purchase method of accounting. Allocations of the purchase price have been determined based upon preliminary estimates of Fair Market Value and, therefore, are subject to change. The excess of the purchase price, over the net tangible assets acquired, of approximately $3.5 million, is considered goodwill and is being amortized on a straight line basis over fifteen years.

     Unaudited pro forma data giving effect to the purchase as if it had been acquired at the beginning of fiscal 1995, with adjustments, primarily for imputed interest charges attributable to notes payable to the former owners and amortization of goodwill follows:

                                                  (in Thousands, except per share amounts)

                                                   Nine Months                 Nine Months
                                                      Ended                       Ended
                                                February 29, 1996           February 28, 1995*
                                                -----------------           -----------------
Total Revenues                                       $22,796                     $33,740
                                                     =======                     =======

Income from continuing operations                     $1,161                      $5,832
                                                      ======                      ======

Income per share from continuing operations            $.17                         $.83
                                                       ====                         ====
Weighted average number of shares
outstanding                                           7,000                        7,000
                                                      =====                        =====

*The pro forma results of operations for the nine months ended February 28, 1995 include the results of continuing operations of the predecessor company for the six months ended November 30, 1994, as if the reorganization had taken place at the beginning of the nine-month period. Reorganization items and loss from discontinued operations have been excluded from the pro forma results.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

Introduction

         Continental Information Systems Corporation ("CIS" or "the Company") emerged from Chapter 11 pursuant to a Plan of Reorganization which was confirmed by the Bankruptcy Court on November 29, 1994. For financial reporting purposes, the emergence from bankruptcy protection was recorded as of November 30, 1994. The Plan of Reorganization provided for the distribution of all of the Company's assets, except for specifically identified assets and liabilities having a net fair tangible value of $30 million, and the Company's newly-issued common stock to a Liquidating Estate for distribution to the creditors. In addition, all liabilities subject to compromise and certain postpetition liabilities were assumed by the Liquidating Estate. The Plan of Reorganization provides that no further recourse to the Company or any of its subsidiaries may be had by any person with respect to any prepetition claims or postpetition liabilities assumed by the Liquidating Estate. As a result of the reorganization and application of "fresh start" accounting, financial information before and after November 30, 1994 are not comparable. To distinguish between the operations of the Company prior to reorganization and operations after reorganization, the terms "Predecessor Company" and "Reorganized Company" will be used for the respective periods. The following discussion should be read in conjunction with the historical financial statements of the Company.

        The Reorganized Company applied the "fresh start" provisions of AICPA Statement of Position No. 90-7 ("SOP 90-7") as of November 30, 1994 and, accordingly, the assets retained by the Reorganized Company were adjusted as of that date to reflect their fair value. The reorganization value of $35 million approximated the fair value of the Reorganized Company's net assets, including $5 million in deferred tax assets, and accordingly, no excess reorganization value over the amount allocable to identifiable assets has been recognized.

         Due to the application of "fresh start" accounting as of November 30, 1994 (the "Fresh Start Date"), the results of operations for the comparative nine months ended February 28, 1995 are discussed in two parts: the three month period commencing after the Fresh Start Date and ending February 28, 1995 and the six month period ending on the Fresh Start Date, which as noted above, is the end of the Predecessor Company's second fiscal quarter. The following unaudited summary of selected financial data for these periods has been prepared based on the historical financial statements of the Company (in thousands):

                                                                                                                 |   Predecessor
                                                                            Reorganized Company                  |     Company
                                                          -------------------------------------------------------| -----------------
                                                            For the three      For the three      For the six    |   For the six
                                                             months ended      months ended        months ended  |   months ended
                                                          February 29, 1996  February 28, 1995  November 30, 1995| November 30, 1994
                                                          -----------------  -----------------  -----------------| -----------------
Revenues:                                                                                                        |
Equipment rentals ...........................                 $ 1,432             $  2,588             $  3,651  |     $   9,500
Income from direct financing leases .........                     385                  336                  513  |           705
Equipment sales .............................                   3,717                2,310                8,886  |        10,771
Interest, fees and other income .............                     763                1,172                1,158  |         4,731
                                                              -------             --------             --------  |     ---------
                                                                6,297                6,406               14,208  |        25,707
                                                              -------             --------             --------  |     ---------
Costs and Expenses:                                                                                              |
Depreciation of rental equipment ............                     768                  830                1,780  |         2,865
Cost of sales ...............................                   2,892                1,506                6,143  |         5,562
Interest on secured liabilities .............                     164                  133                  186  |           137
Investor share, sublease and other                                                                               |
    operating expenses ......................                     362                  395                  577  |         3,627
Selling,general and administrative expense ..                   1,832                1,806                4,377  |         5,310
                                                              -------             --------             --------  |     ---------
                                                                6,018                4,670               13,063  |        17,501
                                                              -------             --------             --------  |     ---------
Income from continuing operations before                                                                         |
    reorganization items, income taxes, fresh                                                                    |
    start adjustments and extraordinary item                      279                1,736                1,145  |         8,206
                                                              -------             --------             --------  |     ---------
Reorganization items:                                                                                            |
Earnings from accumulated cash resulting                                                                         |
    from Chapter 11 proceedings .............                    --                   --                   --    |         3,527
Bankruptcy related professional fees ........                    --                   --                   --    |        (5,572)
Gain on settlement of bankruptcy issues .....                    --                   --                   --    |        10,990
                                                              -------             --------             --------  |     ---------
                                                                 --                   --                   --    |         8,945
                                                              -------             --------             --------  |     ---------
Income from continuing operations before                                                                         |
   income taxes, fresh start adjustments and                                                                     |
   extraordinary item .......................                     279                1,736                1,145  |        17,151
Provision for income tax ....................                     106                  660                  435  |            45
                                                              -------             --------             --------  |     ---------
Income before discontinued operations, fresh                                                                     |
    start adjustments and extraordinary item                      173                1,076                  710  |        17,106
Loss from discontinued operations,                                                                               |
    net of tax benefit ......................                    (140)                (424)                (108) |        (4,882)
                                                              -------             --------             --------  |     ---------
Income before fresh start adjustments and                                                                        |
    extraordinary item ......................                      33                  652                  602  |        12,224
Fresh start adjustments .....................                    --                   --                   --    |        (3,264)
                                                              -------             --------             --------  |     ---------
Income before extraordinary item ............                      33                  652                  602  |         8,960
Extraordinary item-forgiveness of debt ......                    --                   --                   --    |        96,317
                                                              -------             --------             --------  |     ---------
Net Income ..................................                 $    33             $    652             $    602  |     $ 105,277
                                                              =======             ========             ========  |     =========

Results of Operations - Comparison of the Three Months Ended February 29, 1996
                        and February 28, 1995

Continuing Operations

         Total revenues decreased 1.7% to $6.3 million for the three months ended February 29, 1996 from $6.4 million for the same fiscal quarter in 1995. Equipment rentals and income from Direct Financing Leases for the three months ended February 29, 1996, decreased by $1.1 million from the same fiscal quarter in 1995. This decrease primarily reflects lower earnings associated with the lower level of equipment on lease. During the nine months ended February 29, 1996, the Company acquired a significant amount (approximately $16 million) of equipment subject to lease. The Company expects that rentals generated from these new leases will mitigate the decrease in revenues from the current portfolio of leased equipment. Equipment sales increased 60.9% to $3.7 million for the three months ended February 29, 1996, from $2.3 million for the same fiscal quarter in 1995. This increase is principally attributable to higher sales in the Aircraft business unit. Interest, fees, and other income decreased 34.9% to $.8 million for the three months ended February 29, 1996 from $1.2 million for the same fiscal quarter in 1995. This decrease reflects a decline in management fees received from income funds and a decrease in fees generated by brokered transactions. As announced previously, as of December 31, 1995, the Company sold TLP Leasing Programs, a group of wholly-owned subsidiaries, to the current management of TLP. These subsidiaries previously managed various income funds and partnerships.

         Costs and expenses increased 28.9% to $6.0 million for the three months ended February 29, 1996, from $4.7 million for the same fiscal quarter in 1995. Within this category, depreciation decreased 7.5% to $768,000 from $830,000 for the same fiscal quarter in 1995. Additionally, investor share, sublease and other operating expenses decreased 8.4% to $362,000 from $395,000 for the same fiscal quarter in 1995. Depreciation, investor share, sublease and other operating expenses are associated with the portfolio of rental equipment and the decrease in these items is directly related to the diminishing portfolio of this equipment, as noted above. Cost of sales for the three months ended February 29, 1996, increased by 92.0% to $2.9 million from $1.5 million for the three months ended February 28, 1995. This increase is related to the increase in sales of aircraft equipment between the periods. Cost of sales as a percentage of sales for the three months ended February 29, 1996, was 77.8% as compared to 65.2% for the same quarter in 1995. This percentage increase was primarily the result of product mix. Selling, general and administrative expenses remained essentially the same between the periods.

Results of Operations - Comparison of the Six Months Ended November 30, 1995
                        and 1994

Continuing Operations

         Total revenues decreased 44.7% to $14.2 million for the six months ended November 30, 1995 from $25.7 million for the same fiscal period in 1994. Equipment rentals and income from Direct Financing Leases for the six months ended November 30, 1995, decreased by $6.0 million from the same period in 1994. This decrease primarily reflects the lower level of equipment on lease. During the six months ended November 30, 1995, the Company acquired a significant amount (approximately $10 million) of equipment subject to lease. As rentals are generated from these new leases, it will mitigate the decrease in revenues from the current portfolio of leased equipment. Equipment sales decreased 17.5% to $8.9 million for the six months ended November 30, 1995 from $10.8 million for the same fiscal period in 1994. This decline is principally attributable to reduced volume of available equipment previously on lease to customers. Interest, fees and other income decreased 75.5% to $1.2 million for the six months ended November 30, 1995 from $4.7 million for the same fiscal period in 1994. This decrease reflects a reduction in management fees received from income funds and a decrease in fees generated by brokered transactions.

         Costs and expenses decreased 25.4% to $13.1 million for the six months ended November 30, 1995, from $17.5 million for the same fiscal period in 1994. Within this category, depreciation decreased 37.9% to $1.8 million for the six months ended November 30,1995 from $2.9 million for the six months ended November 30, 1994. Additionally, investor share, sublease and other operating expenses decreased 84.1% to $.6 million for the six months ended November 30, 1995 from $3.6 million for the same fiscal period in 1994. Depreciation, investor share, sublease and other operating expenses are associated with the portfolio of rental equipment and the decrease in these items is directly related to the diminishing portfolio of this equipment, as noted above. Cost of sales for the six months ended November 30, 1995, increased by 10.4% to $6.1 million from $5.6 million for the same fiscal period in 1994. Cost of sales as a percentage of sales for the six months ended November 30, 1995, was 69.1% as compared to 51.6% for the same fiscal period in 1994. This percentage increase was primarily the result of product mix. Selling, general and administrative expenses decreased by 17.6% to $4.4 million for the six months ended November 30, 1995 from $5.3 million for the six months ended November 30, 1994. This decrease was principally due to staff reductions between the periods.

         Reorganization items of $8.9 million for the six months ended November 30, 1994 represent income and expenses incurred by the Predecessor Company resulting from bankruptcy and specific to the reorganization process. These amounts are presented separately because of their non-operating nature.

         The "fresh start" adjustments recorded in the six months ended November 30, 1994 are discussed in Note 1 to the accompanying financial statements. The adjustments principally reflected the reduction from book value to fair value of rental equipment and furniture, fixtures and equipment. The extraordinary credit for forgiveness of debt reflects the amount of liabilities assumed by the Liquidating Estate, net of the cash and other assets and common stock distributed to the Liquidating Estate.

Discontinued Operations

         On April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron Computer Technologies, Inc. ("Aviron"), that purchased and sold used computer equipment and provided related technical services. The Company stated that its decision was made after considering the nature and extent of the fundamental change that has occurred in the overall computer industry, and the Company's direction to focus on its more profitable core businesses. The Company is seeking a buyer for the operation and presently does not anticipate a material net loss from the proposed sale or from operations through the expected date of disposal, which is anticipated to be within six months from the above announcement date. In May, 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current marketplace. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995 for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve has been reduced to $142,000 as of February 29, 1996 as a result of cash payments for severance and excess facilities costs. The remaining balance relates to excess facilities and is expected to be paid out by June 30, 1996. A summary of the results of operations of the discontinued Buy/Sell operation follows (in thousands):

                                                                                                                 |   Predecessor
                                                                            Reorganized Company                  |     Company
                                                          -------------------------------------------------------| -----------------
                                                            For the three      For the three      For the six    |   For the six
                                                             months ended      months ended       months ended   |   months ended
                                                          February 29, 1996  February 28, 1995  November 30, 1995| November 30, 1994
                                                          -----------------  -----------------  -----------------| -----------------
Total Revenues .........................................      $1,539              $3,369               $3,247    |     $10,580
Total Costs and Expenses ...............................       1,764               3,801                3,652    |      12,110
                                                              ------              ------               ------    |     -------
    Loss before                                                                                                  |
       income tax benefit ..............................        (225)               (432)                (405)   |      (1,530)
    Income Tax benefit .................................         (85)               (150)                (154)   |        --
                                                              ------              ------               ------    |     -------
Net Loss ...............................................      $ (140)             $ (282)              $ (251)   |     $(1,530)
                                                              ======              ======               ======    |     =======

         As previously reported, The Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York, on May 25, 1995. As of February 29, 1996, the Company has exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $290,000 as of February 29, 1996 due to cash payments principally for severance and facilities costs totaling approximately $224,000 and a net reduction of $230,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $290,000 at February 29, 1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The reduction in the liability had been recorded as a gain from discontinued operations, net of deferred tax expenses, of $143,000 in the quarter ended August 31, 1995. A summary of the results of operations of the discontinued NC(3) business unit follows (in thousands):

                                                                                                                 |   Predecessor
                                                                            Reorganized Company                  |     Company
                                                          -------------------------------------------------------| -----------------
                                                            For the three      For the three      For the six    |   For the six
                                                             months ended      months ended       months ended   |   months ended
                                                          February 29, 1996  February 28, 1995  November 30, 1995| November 30, 1994
                                                          -----------------  -----------------  -----------------| -----------------
Total Revenues .........................................      $      --           $  917            $  --        |     $ 4,019
Total Costs and Expenses ...............................             --            1,134              (230)      |       7,371
                                                              ----------          ------            ------       |     -------
    Income (Loss) before                                                                                         |
       income tax (tax benefit) ........................             --             (217)              230       |      (3,352)
    Income Tax (tax benefit) ...........................             --              (75)               87       |         --
                                                              ----------          ------            ------       |     -------
Net Income (Loss).......................................      $      --           $ (142)           $  143       |     $(3,352)
                                                              ==========          ======            ======       |     =======

Income Taxes

         For the three months ended February 29, 1996 and February 28, 1995, a provision for deferred income tax expense on income from continuing operations was recorded in the amounts of $106,000 and $660,000, respectively. For the six months ended November 30, 1995, a provision for deferred income tax expense on income from continuing operations was recorded in the amount of $435,000. In addition, for the three months ended February 29, 1996 and February 28, 1995, a deferred income tax benefit on loss from discontinued operations was recognized in the amounts of $85,000 and $225,000, respectively. For the six months ended November 30, 1995, a net deferred income tax benefit of $67,000 was recognized on loss from discontinued operations. A provision for State income tax of $45,000 was made in the six months ended November 30, 1994. No provision for Federal income tax was required in the six months ended November 30, 1994 due to the effects of the Predecessor Company's net operating loss carryforwards. In connection with applying "fresh start" accounting as of November 30, 1994, the Reorganized Company recognized deferred tax assets of approximately $5 million, net of a valuation allowance of approximately $7 million, relating principally to net operating loss ("NOL") carryforwards. Net deferred tax assets increased to $6,080,000 as of May 31, 1995 due to the Reorganized Company's operating losses during the six months then ended. The pre-reorganization Federal NOL carryforwards giving rise to deferred tax assets expire during the years 2004 to 2009. Utilization of the Company's pre-reorganization Federal NOL carryforwards is limited to approximately $2 million per year. Management will periodically evaluate the realizability of the deferred tax assets based principally on actual and expected operating results. In the event that an adjustment is required to reduce the recognized deferred tax asset in the future, such adjustment will be charged to operations. Any future recognition of the tax benefits from the Company's pre-reorganization net operating loss carryforwards in excess of the net $5 million initially recorded will be recognized as a direct credit to stockholders' equity as required under SOP 90-7.

Liquidity and Capital Resources

         Cash provided by operations for the nine months ended February 29, 1996 of $3.4 million was composed of cash provided by continuing operations of $4.9 million with $1.5 million being used in discontinued operations. Cash provided by continuing operations arose primarily from net income of $883,000, less amortization of unearned income of $898,000, plus non-cash depreciation and amortization expense of $2.9 million, in addition to proceeds from sale of equipment subject to operating leases of $1.8 million. Cash provided by collections of rentals on Direct Financing Leases of $3.4 million was offset by increases in accounts receivable, inventory and accrued interest and other assets of $.8 million, $1.0 million and $2.0 million, respectively. Net cash used in discontinued operations was $1.5 million for the nine months ended February 29, 1996. New investments in rental equipment for the current nine month period were $16.1 million as compared to $5.7 million for the same period in 1995. This significant increase in rental equipment resulted from the Company's strategy to replenish its portfolio of equipment subject to lease. Net cash provided by the Company's sale of its TLP subsidiaries amounted to $.8 million. Proceeds from lease, bank and institution financings were $9.9 million for the nine months ended February 29, 1996 as compared to $1.1 million for the same nine month period in 1995. This increase primarily represents discounted lease rental borrowings associated with the purchase of rental equipment subject to lease. Payments on lease, bank and institutional financings were $1.5 million for the nine months ended February 29, 1996. The Reorganized Company made payments of $3.3 million to the Liquidating Estate during the nine months ended February 29, 1996. The principal outstanding on this note was $136,000 at February 29, 1996 and the note was subsequently paid in full in March, 1996.

         Reorganization related adjustments for the six months ended November 30, 1994, in the amount of $207.7 million, represent cash flows of the Predecessor Company resulting from bankruptcy and specific to the reorganization process. During this period, a $15.0 million payment was made to the Internal Revenue Service. The $15.0 million balance due to the Internal Revenue Service, required under the Settlement Agreement, was assumed by the Liquidating Estate and paid in December, 1994.

         The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations. The cash retained by the Company pursuant to the Plan of Reorganization has been used to provide liquidity to fund investment in new leases, inventory, and other investment opportunities. Typically, companies in the business engaged in by the Company employ leverage to enhance their returns. The Company is actively discussing appropriate borrowing facility arrangements with a number of potential lenders and has received a commitment from one potential lender for $5 million in recourse/limited recourse lease financing and has substantially completed negotiation of loan documentation. Additionally, the Company has begun negotiation of loan documentation with another potential lender for a warehouse lending facility of $5 million. The Company believes that the Company's asset base will enable the Company to obtain sufficient capital to operate its business. Failure to obtain, or delay in obtaining, debt financing at competitive rates could affect the Company's ability to improve earnings.

         On March 8, 1996, the Company acquired 100% of the capital stock of GMCCCS Corp. (dba "LaserAccess") for a purchase price of approximately $4,608,000, payable in cash of approximately $2,304,000 at closing and the balance of approximately $2,304,000 in the form of notes payable in three equal annual installments, commencing March 8, 1997, with interest at the rate of 8.25% on the unpaid principal balance. In addition to the purchase price to be paid in cash and notes, CIS Corporation is obligated to pay the sellers an annual earn out payment for each of the first four years following the March 8, 1996 sale. The earn out payment is based upon the annual pretax income of CIS Corporation and its subsidiaries. LaserAccess was a privately held California corporation engaged in the sales and marketing of remanufactured Xerox High Speed Laser Printing Systems. LaserAccess is headquartered in San Diego, California.

                          PART II -- OTHER INFORMATION


Item 5.  Other Information

         On March 8, 1996, the Company consummated the acquisition of GMCCCS Corp. (dba "LaserAccess"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -

             2.1* Stock Purchase Agreement among CIS Corporation, GMCCCS Corp. (dba LaserAccess), Greg M. Cody and Charles C. Sinks, dated March 8, 1996.

             10.1* Employment Agreement between CIS Corporation and Greg M. Cody, dated March 8, 1996.

             10.2*    Employment  Agreement  between CIS Corporation and Charles
                      C. Sinks, dated March 8, 1996.

             27.1     Financial Data Schedule

             ---------------------
             * Incorporated  by reference from the Company's Form 8-K filed
               March 21, 1996 and filed under the same Exhibit numbers.


         (b) Reports on Form 8-K

             The Company filed the following reports on Form 8-K on the date indicated during the quarter ended February 29, 1996:


                 Date                                   Description
                 ----                                   -----------

           December 18, 1995              The Board of  Directors of the Company
                                          selected  Thomas J.  Prinzing to serve
                                          as its  permanent  President and Chief
                                          Executive Officer.

                                          The Company announced its intention to
                                          acquire GMCCCS (dba "LaserAccess").

                                          The  Company  also  announced  it  has
                                          entered  into a Letter  of  Intent  to
                                          sell its TLP  Leasing  Programs,  Inc.
                                          subsidiary  ("TLP")  to TLP's  current
                                          management.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CONTINENTAL INFORMATION SYSTEMS
                                            CORPORATION

Date:  April 11, 1996                       By:  /s/ Thomas J. Prinzing
                                                 ----------------------
                                                 Thomas J. Prinzing
                                                 President and
                                                 Chief Executive Officer

Date:  April 11, 1996                       By:  /s/ Frank J. Corcoran
                                                 ---------------------
                                                 Frank J. Corcoran
                                                 Senior Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer