Form 10-K
period 1996-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1996-08-26
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

         For the Fiscal Year May 31, 1996 Commission File Number 0-25104

                         CONTINENTAL INFORMATION SYSTEMS
                                   CORPORATION
                           (Exact name of registrant)


       New York                                           16-0956508
(State of incorporation)                 (I.R.S. Employer Identification Number)


      One Northern Concourse, P.O. Box 4785, Syracuse, New York 13221-4785
              (Address of principal executive offices and zip code)

                                 (315) 455-1900
                         (Registrant's telephone number)


        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:


                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes      [X]          No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of the registrant's shares of Common Stock outstanding on July 31, 1996 was 6,999,040.

As of July 31, 1996, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $10,939,421.*

* Excludes 1,164,682 shares deemed to be held by officers and directors, and shareholders whose ownership exceeds ten percent of the shares outstanding at July 31, 1996. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

                                     PART I

ITEM 1. BUSINESS

General

The Company is engaged in the business of buying and selling telecommunications equipment, high speed production laser printing systems, and commercial aircraft, and provides leasing services in connection with the sale of such equipment. From its founding in 1968, the Company had been primarily engaged in the sale and marketing of International Business Machines Corporation ("IBM") mainframe and peripheral computer equipment. However, in more recent years, the computer industry has undergone a fundamental transformation highlighted by technological advances, increased competition, increased demand for open and interoperable computing systems, and a shift in market demand toward distributed computing and client/server technology and away from mainframe computing. The result has been an erosion of margins and a growing focus by customers on information processing solutions rather than on hardware. As a result, the Company has departed the computer market and has expanded into other more attractive capital equipment markets including commercial aircraft, telecommunications, and laser printing systems.

For the twelve months ending May 31, 1996, approximately 62% of the Company's revenues from continuing operations were derived from its buying and selling ("buy/sell") activities, approximately 29% from its leasing activities and approximately 9% from interest, fees and other income.

More recently, the Company has adjusted its strategic direction to focus its efforts on the buying and selling of capital equipment in existing and new markets. This decision follows an evaluation of the capital intensive nature of the leasing business, the opportunity for utilization of existing tax loss carryforwards, and the need to reduce the Company's operating cost structure and increase operating profitability. Accordingly, the Company has decided to pursue expansion of the equipment sales business and curtail its leasing operations. As a result, management intends to sell substantially all of its lease portfolio and utilize the proceeds to support its expansion of the equipment sales business. Such expansion is expected to occur through the growth of existing business lines as well as through external means by acquisition of businesses engaged in the distribution of new and refurbished capital equipment. The
Company intends to identify acquisition candidates that can complement and broaden the Company's existing product lines and equipment sales activity, and expand the Company's marketing capabilities. The Company will continue to offer a leasing alternative to its customers, when and as needed, as a means of sales support.

The Company currently conducts its operations through four principal operating subsidiaries: CIS Corporation ("CIS"), a New York corporation, CMI Corporation ("CMI"), a Michigan corporation, GMCCCS Corp. ("LaserAccess"), a California corporation and CIS Air Corporation ("CIS Air"), a Delaware corporation. Both CIS and CMI conduct some of their operations through subsidiaries including, in the case of CIS, LaserAccess and CIS Air. Although CIS and CMI have not been merged, their operations have been integrated with the Company's principal executive offices located at One Northern Concourse, Syracuse, New York 13221-4785. The Company's subsidiaries have offices throughout the United States.

On November 29, 1994 (the "Confirmation Date"), the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") modified and confirmed the Company's Joint Plan of Reorganization (the "Plan of

Reorganization").   The  Company  emerged  from  bankruptcy  when  the  Plan  of
Reorganization became effective and the transactions contemplated thereby were consummated on December 21, 1994 (the "Effective Date").


Acquisition Strategy

The Company's acquisition strategy is to acquire profitable equipment refurbishment and distribution businesses with strong management and well developed market positions and customer franchises. Acquisitions will generally be defined as either a filler or new market acquisition. Filler acquisitions generally represent new sales territories within existing product groups which are easily combined with current operations. New market acquisitions represent the addition of new product groups or the entry into new geographic markets, or both. The recent acquisition of GMCCCS Corp. (doing business as LaserAccess) is an example of a new market acquisition that provides the Company's initial entry into the refurbishment and distribution of high speed production laser printing systems.

The Company has retained the services of an outside financial advisory firm to assist in the identification of acquisition candidates.

Laser Printing Systems Equipment

On March 8, 1996, the Company, through its CIS subsidiary, completed the acquisition of 100% of the outstanding shares of LaserAccess. LaserAccess is a San Diego, California based buy/sell technical sales and marketing business specializing in marketing previously-owned Xerox High Speed Laser Printing Systems. The Company had been a marketing partner of LaserAccess since 1991. The consideration consists of a combination of cash and notes approximating $4.6 million, and the terms of the agreement provide for future incentive payments, assuming LaserAccess achieves certain earnings levels. LaserAccess had revenue of $5.4 million for the year ended December 31, 1995, and pretax income for the year then ended of $1.2 million. (See Note 2 to the Company's Financial Statements.) LaserAccess had not been subject to Federal and State income taxes since it was a Subchapter S Corporation prior to the acquisition by the Company.

The Company believes that this transaction is representative of the new business strategy it has adopted. LaserAccess operates in a focused market and has established a presence in a relatively short period of time. The addition of LaserAccess also complements the Company's existing product lines and further broadens the Company's equipment sales activity.

The Company will continue to buy and sell high and low end, new and used, laser printing systems. Through its LaserAccess technical and engineering facility, the Company now has the added capability to completely refurbish and maintain an inventory of Xerox High Speed Laser Printing Systems. LaserAccess provides customer assurance and guarantees each system to be eligible for either a Xerox or third party maintenance contract. These capabilities give the Company an advantage over many of its competitors.

Telecommunications Equipment

The Company's efforts in the telecommunications/telephony market will continue to be focused on providing both new and used AT&T, Rolm and Northern Telecom equipment to a nationwide customer base of users with mid-size or larger phone systems. By specializing in equipment manufactured by these vendors, the Company is positioned to sell to approximately 60% of the PBX and key systems users throughout the US. In addition, the Company's concentration of its efforts within these product lines allows it to provide high levels of marketing and technical support not available from all of the Company's competitors.

The Company actively seeks opportunities to purchase telecommunications equipment from dealers, telephone companies, leasing companies and end users. By actively soliciting used equipment, the Company is often able to obtain equipment at below market prices giving it the potential to increase sales revenues as a result.

CIS Air Corporation

Through its wholly-owned subsidiary CIS Air, the Company participates in the worldwide market for the acquisition, sale and leasing of used, primarily narrow-bodied, aircraft subject to short-term operating leases. CIS Air's participation in this market is largely conducted through its acquisition of whole aircraft and/or aircraft engines that are then sold, leased or dismantled and sold as replacement parts. The Company believes that it can compete successfully in this market since larger companies are generally not active in this end of the market, the Company has a stronger financial position than some of its competitors, and the Company is able to enter into short term leases and rentals of aircraft and engines.

In addition, a subsidiary of CIS Air manages a portfolio of aircraft on behalf of the JetStream L.P. and JetStream II L.P. limited partnerships that were formed in 1987, the units of which are publicly held. The subsidiary, CIS Aircraft Partners, Inc., serves as the managing general partner of the limited partnerships while Jet Aircraft Leasing, Inc. (a Lehman Brothers, Inc. affiliate) acts as the administrative general partner. The limited partnerships are engaged in the business of managing a portfolio of used commercial aircraft subject to triple net operating leases with commercial air carriers.

Although the recent improvement in the airline industry has contributed to a modest improvement in the demand for certain types of aircraft, overall conditions in the aircraft industry remain competitive. Additionally, future sales and leasing opportunities for the types of aircraft the Company deals in may be limited as a result of the implementation of noise compliance regulations which take full effect in the year 2000. Also, recent airline industry accidents may prompt regulatory actions by the Federal Aviation Administration or other governmental bodies that may affect this market.

Equipment Leasing

As noted previously, the Company has decided to pursue expansion of the equipment sales business and curtail its leasing operations. The Company will continue to offer a leasing alternative to its customers as a means of sales support, however the origination of leases will not be a primary objective.

The Company has conducted its leasing business in a manner designed to conserve working capital and minimize credit exposure. The Company generally enters into lease transactions with creditworthy companies whose leases can be readily discounted, on a non-recourse basis, with banks or finance companies. The Company's credit standards reflect the then current and anticipated market for transactions of the type originated by the Company. The creditworthiness of an individual customer is evaluated through a review of the customer's public debt rating and/or an analysis of the customer's financial statements and credit references. After the debt is repaid over the term of the initial lease, the subsequent re-lease or remarketing of the equipment generates additional cash flow for the Company. During Fiscal 1996, the Company entered into a vendor leasing arrangement with C-Cam International, Inc., a manufacturer of intermodal tank containers designed for transport on a variety of platforms throughout the world. To date, no equipment financings have occurred in connection with this arrangement.

Financing

In July 1996, CIS Air and LaserAccess completed a $7 million secured revolving working capital facility with a unit of Norwest Bank, N.A. Advances under the Norwest agreement are collateralized by inventory and receivables of CIS Air and LaserAccess. In connection with its existing leasing operations, the Company finalized a $5 million secured revolving multifacility loan agreement with the Vendor Finance Division of Heller Financial, Inc. in April 1996. The Company also completed, in July 1996, a $5 million secured revolving credit facility with CoreStates Bank, N.A. Advances under the Heller and CoreStates agreements are secured by equipment leases.

Discontinued and Sold Businesses

The Company had conducted a portion of its business through its Aviron Computer Technologies, Inc. ("Aviron") and TLP Leasing Programs, Inc. ("TLP") subsidiaries for all or part of the Company's fiscal year ended May 31, 1996 ("Fiscal 1996"). As described below, the Company sold its TLP group of companies to a group led by former TLP managers in January 1996, and announced the discontinuation of operations of a business which included Aviron in April 1996.

Aviron Computer Technologies, Inc.- On April 3, 1996, the Company announced its decision to discontinue an operation, including Aviron, that purchased and sold used computer equipment and provided related technical services. After that date, the Company attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operations and had decided instead to liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The Company reported a loss of $1,177,000 (net of $698,000 deferred tax benefit) for Fiscal 1996 from the discontinuance of these operations. (See Note 3 to the Company's Financial Statements.)

TLP Leasing Programs, Inc.- The TLP operations were sold on January 9, 1996 to a group led by members of TLP's former management. The Company concluded that (i) the Company would no longer be engaging in the types of business which TLP could support by creating new income funds as a financing source for the Company and
(ii) the market was not favorable for TLP to profitably acquire transactions on its own from third party originators for placement in new income funds or similar investment structures. The TLP businesses were sold for $2,208,000 cash at closing plus a 90 day note for $300,000. The 90 day note was paid in full on April 1, 1996. The sale price of the TLP companies approximated their book value and, therefore, did not significantly affect the results of operations of the Company for Fiscal 1996. (See Note 4 to the Company's Financial Statements.)

NC3, Inc.- NC3, also known as the National Commodity Clearance Center, began operating in October, 1993. NC3's operations were commenced to take advantage of the "aftermarket" in used, new returned and new excess inventory of high quality brand-name computer equipment and other electronic office products consisting mainly of personal computers, printers, terminals and photocopiers. In May 1995, the Board decided to discontinue all NC3 operations effective immediately. As a result of the Board's action, the remaining NC3 inventory was sold through a formal bid process, and, except for the resolution of its office lease (see ITEM
2. "PROPERTIES"), NC3's operations were entirely discontinued in Fiscal 1996. The Company took a $1,137,000 charge (net of $763,000 deferred tax benefit) for the disposal of NC3's assets for the six months ended May 31, 1995. (See Note 3 to the Company's Financial Statements.)

Customers and Marketing

A majority of the Company's sales are with repeat customers under normal commercial terms. The Company's management believes that its business is not dependent on any single customer or any single source for the equipment marketed by the Company.

Competition

The Company competes with other companies in each aspect of its business. These firms include other equipment dealers, brokers, leasing companies and financing institutions, including commercial banks and investment banking firms.

With respect to other capital equipment such as aircraft, the Company competes with aircraft manufacturers, distributors, airlines and other operators, equipment managers, leasing companies, financial institutions and other parties engaged in leasing, managing, marketing or remarketing aircraft.

The Company's continued ability to compete effectively is also materially affected by its ability to attract and retain well-qualified personnel and by the availability of financing at competitive interest rates. Many of the Company's competitors have greater financial resources, economies of scale and lower capital costs than the Company and, as a result, no assurance can be given that the Company will be successful in operating profitably or in obtaining access to competitive capital sources.

Employees

As of August 1, 1996, the Company had approximately 74 full-time employees, including 25 in administration and 49 in sales and sales support. Of the employees engaged in sales and sales support, 25 are marketing representatives who are compensated substantially on a commission basis.

Seasonality and Backlogs

Revenues have historically shown a seasonal fluctuation, based largely on the staggered fiscal years of its customer base as many lease and purchase decisions are made on the basis of customer budget constraints, but the Company's business is not seasonal in nature. The Company does not have a significant amount of backlog orders as a result of its operations.

ITEM 2.  PROPERTIES

The Company is leasing its corporate headquarters facility for a period of three years (commencing August 1, 1994) with options to: (i) renew for 1, 2, 3 or 4 years at the end of the lease term, and; (ii) reduce the amount of occupied space on the effective date of such renewal. The facility is located in North Syracuse, New York, and has approximately 27,000 square feet of usable floor space, all of which was being utilized by the Company at the end of Fiscal 1996, at a cost of $25,575 per month.

Aviron's lease of approximately 14,700 square feet of space at its Mine Hill, New Jersey location and its lease of approximately 43,000 square feet of space at its Westmont, Illinois facility were terminated effective June 30, 1996. The New Jersey lease was for Aviron's headquarters and warehouse space. The headquarters comprised approximately 14,700 square feet of office, equipment refurbishing and warehouse space and was rented for $9,000 per month on a month to month basis at the end of Fiscal 1996. The Westmont, Illinois lease comprised approximately 43,000 square feet of warehouse, office and refurbishment areas and was rented for $16,000 per month on a month to month basis at the end of Fiscal 1996. A payment of $32,000 was required to terminate this lease.

LaserAccess leases approximately 7,900 square feet of warehouse space in La Jolla, California. This space houses LaserAccess's printer refurbishing and technical operations. The monthly rent for the warehouse facility is $4,787 and the lease expires on January 31, 1998. In addition, LaserAccess leases approximately 700 square feet of office space at its headquarters in San Diego, California. The headquarters location is leased on a month to month basis at a total monthly rental of $1,645. Finally, LaserAccess maintains one additional sales office in Minneapolis, Minnesota which is rented for a non-material rental amount. Likewise, the square footage of this office is not significant.

The Company's telecommunications group operates out of leased space formerly occupied by NC3 which consists of approximately 63,000 square feet of combined warehouse and office space in Syracuse, New York at a rate of $10,500 per month. The Company's telecommunications operations account for approximately 14,000 square feet of office, technical and warehouse space. The remainder of the facility is fully subleased to three separate sub-tenants for a total monthly rental income to the Company of $6,700. One sublease, however, is scheduled to expire on November 5, 1996, so that the ongoing rental received by the Company for its sublease of the excess space is anticipated to be $6,100 from November 6, 1996 through the anticipated expiration date of its lease. The lease for this facility is scheduled to expire on May 31, 1997.

The Company maintains one additional sales office in Stamford, Connecticut and a second sales office in Los Angeles, California, both of which are rented for non-material rental amounts. Likewise, the square footage of these offices is not significant.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

After emerging from reorganization, the Company's Common Stock began trading on the NASDAQ SmallCap Market under the symbol CISC on May 16, 1995. The Company's Common Stock was traded on a limited basis on the over-the-counter market between March 29 and May 15, 1995. Bid information was obtained from NASDAQ and the National Quotation Bureau, Inc. The high and low bid information for the period March 29, 1995 through May 31, 1996 is as follows:

                            First Quarter              Second Quarter               Third Quarter                  Fourth Quarter
                         -----------------          ------------------            -------------------          ---------------------
                           Low       High             Low         High             Low           High             Low          High
                           ---       ----             ---         ----             ---           ----             ---          ----
Fiscal Year ended May
31, 1996                 $ 2.13     $ 3.50          $ 1.75      $ 2.63            $ 1.88      $  2.38          $  1.50       $ 2.44


Fiscal Year
ended May 31, 1995          N/A        N/A             N/A         N/A               N/A          N/A          $  2.00       $ 4.00

As of July 31, 1996, there were 1,558 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date.

Continental Information Systems Corporation and its Subsidiaries


ITEM 6.  SELECTED FINANCIAL DATA:

The following table sets forth a summary of selected financial data for Continental Information Systems Corporation and its Subsidiaries (the "Company") as of the dates and for each of the periods stated. To distinguish between the operations of the Company after reorganization (sometimes referred to as the "Reorganized Company") and operations prior to reorganization, the term "Predecessor Company" will be used when reference is made to the pre-reorganization periods. Due to the application of "Fresh Start" accounting as of November 30, 1994 (the "Fresh Start Date"), the financial data as of and for the fiscal year ended May 31, 1995 is presented in two parts: the six month period commencing after the fresh start date and ending May 31, 1995 and the six months period ending on the fresh start date, which was the end of the Predecessor Company's second fiscal quarter.

This information should be read in conjunction with the Company's historical financial statements, the related notes, and the other information contained herein, including the information set forth in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The financial data for the Reorganized Company is generally not comparable to the financial data for the Predecessor Company due to the application of "fresh start" accounting upon emergence from Chapter 11 pursuant to the Plan of Reorganization.

                                                                      (Dollars in thousands except per share amounts)
                                                                              |
                                                      Reorganized Company     |                 Predecessor Company
                                                   ---------------------------|----------------------------------------------------
                                                                              | For the six
                                                   Fiscal Year   For the six  | months ended            Fiscal Year Ended
                                                      ended      months ended | November 30,                   May 31,
Period Data:                                       May 31, 1996  May 31, 1995 |   1994          1994          1993          1992
- ------------                                       ------------   ------------  ---------     ---------     ---------     ---------
Total Revenues ...................................   $ 26,822     $ 11,762    | $  25,707     $  54,193     $  94,624     $ 132,001
Costs and expenses ...............................     25,211        9,529    |    17,501        54,941       108,371       182,035
                                                     --------     --------    | ---------     ---------     ---------     ---------
Income (loss) from continuing operations                                      |
     before reorganization items, income                                      |
     taxes, fresh start adjustments and                                       |
     extraordinary item ..........................      1,611        2,233    |     8,206          (748)      (13,747)      (50,034)
Reorganization items .............................       --           --      |     8,945       134,224        31,715        47,463
                                                     --------     --------    | ---------     ---------     ---------     ---------
Income (loss) from continuing operations                                      |
     before income taxes, fresh start                                         |
     adjustments and extraordinary item ..........      1,611        2,233    |    17,151       133,476        17,968        (2,571)
Income taxes .....................................        611          849    |        45           100           100           150
                                                     --------     --------    | ---------     ---------     ---------     ---------
Income (loss) from continuing operations                                      |
      before fresh start adjustments and                                      |
      extraordinary item .........................      1,000        1,384    |    17,106       133,376        17,868        (2,721)
Loss from  discontinued  operations,  net of tax..       (934)      (2,997)   |    (4,882)         (575)       (1,138)       (1,799)
                                                     --------     --------    | ---------     ---------     ---------     ---------
Income (loss) before fresh start                                              |
     adjustments and extraordinary item ..........         66       (1,613)   |    12,224       132,801        16,730        (4,520)
Fresh start adjustments ..........................       --           --      |    (3,264)         --            --            --
                                                     --------     --------    | ---------     ---------     ---------     ---------
                                                                              |
Income (loss) before extraordinary item ..........         66       (1,613)   |     8,960       132,801        16,730        (4,520)
Extraordinary item-Forgiveness of debt ...........       --           --      |    96,317          --            --            --
                                                     --------     --------    | ---------     ---------     ---------     ---------
                                                                              |
Net income (loss) ................................   $     66     $ (1,613)   | $ 105,277     $ 132,801     $  16,730     $  (4,520)
                                                     ========     ========    | =========     =========     =========     =========

Net Income (Loss) Per Common Share:
Income from continuing operations ................  $     .14     $    .20
Loss from discontinued operations ................       (.13)        (.43)
                                                    ---------     ---------
            Net income (loss) ....................  $     .01     $   (.23)
                                                    =========     =========


Note:       Net income (loss) per share data are not  presented for  Predecessor
            Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.

                                                                           (Dollars in thousands)
                                                   Reorganized Company                     |           Predecessor Company
                                                   -------------------                     |           -------------------
                                                                                           |
                                           Fiscal Year    For the six      For the six     |              Fiscal Year Ended
Balance Sheet Data                            ended       months ended    months ended     |                   May 31,
(at period end):                          May 31, 1996    May 31, 1995   November 30, 1994 |    1994           1993          1992
                                          ------------    ------------   ----------------- |    ----           ----          ----
Total assets ..........................       $53,550       $41,130         $47,323        | $ 231,173      $ 244,151     $ 289,298
Liabilities not subject to                                                                 |
     compromise .......................        20,097         7,743          12,323        |    72,142         73,969       130,243
Liabilities subject to                                                                     |
     compromise .......................          --            --              --          |   268,258        412,210       417,815
Shareholders' equity ..................        33,453        33,387          35,000        |  (109,227)      (242,028)     (258,760)
(deficit)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto which appear elsewhere in this Form 10-K.

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development and acquisition plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the telecommunications equipment, laser printing systems, and commercial aircraft industries; pricing pressures which could affect demand for the Company's service; change in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

The Company emerged from Chapter 11 pursuant to a Plan of Reorganization which was confirmed by the Bankruptcy Court on November 29, 1994. For financial reporting purposes, the emergence from bankruptcy protection was recorded as of November 30, 1994. The Plan of Reorganization provided for the distribution of all of the Company's assets, except for specifically identified assets and liabilities having a net fair tangible value of $30 million, and the Company's newly-issued common stock, to a Liquidating Estate for distribution to the creditors. In addition, all liabilities subject to compromise and certain postpetition liabilities were assumed by the Liquidating Estate. The Plan of Reorganization provided that no further recourse to the Company or any of its subsidiaries may be had by any person with respect to any prepetition claims or postpetition liabilities assumed by the Liquidating Estate. As a result of the reorganization and application of "fresh start" accounting, financial information before and after November 30, 1994 are not comparable. To distinguish between the operations of the Company prior to reorganization and operations after reorganization, the term "Predecessor Company" will be used for the pre-reorganization periods. The following discussion should be read in conjunction with the historical financial statements of the Company.

The Reorganized Company applied the "fresh start" provisions of AICPA Statement of Position No. 90-7 ("SOP 90-7") as of November 30, 1994 and, accordingly, the assets retained by the Reorganized Company were adjusted as of that date to reflect their fair value. The reorganization value of $35 million approximated the fair value of the Reorganized Company's net assets, including net deferred tax assets of $5 million, and accordingly, no excess reorganization value over amount allocable to identifiable assets has been recognized.

On May 25, 1995, the Company announced its decision to discontinue NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. Additionally, on April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron, that purchased and sold used computer equipment and provided related technical services. These discontinued operations will be reviewed separately from continuing operations in the following discussion.

Due to the application of "fresh start" accounting as of November 30, 1994 (the "Fresh Start Date"), the results of operations for the twelve months ended May 31, 1995 are presented in the accompanying Consolidated Statements of Operations and Accumulated Deficit in two parts: the six month period commencing after the Fresh Start Date and ending May 31, 1995 and the six month period ending on the Fresh Start Date, which is the end of the Predecessor Company's second fiscal quarter. Since this presentation increases the difficulty in making meaningful year to year comparisons, the following unaudited pro forma Consolidated Statements of Continuing Operations for Fiscal 1995 and 1994, as compared to historical Fiscal 1996, are provided for management discussion purposes. The pro forma statements are based on historical data adjusted as follows: (i) interest expense on discounted leases for the Predecessor Company has been adjusted to eliminate interest on debt obligations of the Liquidating Estate and, (ii) interest expense has been increased to reflect the interest cost on the estimated average principal balance outstanding on the note payable to the Liquidating Estate. Reorganization items and loss from discontinued operations have been excluded from the data presented to more closely represent normal operations.

                Consolidated Statements of Continuing Operations
                                   (Unaudited)

(Dollars in thousands)                                                    Historical                    Pro Forma
                                                                          ----------                    ---------
                                                                       Fiscal Year Ended   Fiscal Year Ended     Fiscal year Ended
                                                                         May 31, 1996        May 31, 1995          May 31, 1994
                                                                         ------------        ------------          ------------
Revenues:
Equipment rentals ...................................................       $ 6,540              $14,226              $25,280
Income from direct financing leases .................................         1,347                1,326                1,122
Equipment sales .....................................................        16,657               15,342               22,806
Interest, fees and other income .....................................         2,278                6,575                4,985
                                                                            -------              -------              -------
                                                                             26,822               37,469               54,193
                                                                            -------              -------              -------
Costs and Expenses:
Depreciation of rental equipment ....................................         3,445                4,330               11,947
Cost of sales .......................................................        11,899                9,058               14,922
Interest on secured liabilities .....................................           551                  471                  302
Investor share, sublease and other operating expenses ...............         1,411                4,500               10,215
Selling, general and administrative expense .........................         7,905                8,728               16,260
                                                                            -------              -------              -------
                                                                             25,211               27,087               53,646
                                                                            -------              -------              -------

Income from continuing operations before income taxes ...............       $ 1,611              $10,382              $   547
                                                                            =======              =======              =======

                              RESULTS OF OPERATIONS

Continuing Operations

Recently, the Company has adjusted its strategic direction to focus its efforts on the buying and selling of capital equipment in existing and new markets. This decision follows an evaluation of the capital intensive nature of the leasing business, the opportunity for utilization of existing tax loss carryforwards, and the need to reduce the Company's operating cost structure and increase operating profitability. Accordingly, the Company has decided to pursue expansion of the equipment sales business and curtail its leasing operations. As a result, management intends to sell substantially all of its lease portfolio and utilize the proceeds to support its expansion of the equipment sales business. Such expansion is expected to occur through the growth of existing business lines as well as through external means by acquisition of businesses engaged in the distribution of new and refurbished capital equipment. The
Company intends to identify acquisition candidates that can complement and broaden the Company's existing product lines and equipment sales activity, and expand the Company's marketing capabilities.

Total revenues decreased to $26.8 million in Fiscal 1996 from $37.5 million in Fiscal 1995 and $54.2 million in Fiscal 1994. Equipment rentals and income from direct financing leases decreased to $7.9 million in Fiscal 1996 from $15.6 million in Fiscal 1995 and $26.4 million in Fiscal 1994. These decreases primarily reflect a "running out" of the old lease portfolio, developed prior to and during the bankruptcy proceeding. Equipment sales increased by $1.4 million in Fiscal 1996 to $16.7 million, from $15.3 million in Fiscal 1995. This increase is principally attributable to higher sales in the aircraft business unit and additional sales contributed by LaserAccess, since its acquisition on March 8, 1996. Equipment sales decreased by $7.5 million in Fiscal 1995 to $15.3 million, from $22.8 million in Fiscal 1994. This decline was chiefly due to a reduced volume of available equipment previously on lease to customers. Interest, fees and other income decreased by $4.3 million in Fiscal 1996 to $2.3 million, from $6.6 million in Fiscal 1995. This decrease reflects a decline in management fees received from income funds and a decrease in fees generated by brokered transactions. Effective as of December 31, 1995, the Company sold TLP Leasing Programs, a group of wholly-owned subsidiaries, to the current management of TLP. These subsidiaries previously managed various income funds and partnerships. Interest, fees and other income increased by $1.6 million in Fiscal 1995 to $6.6 million, from $5.0 million in Fiscal 1994, due primarily to an increase in management fees received from income funds and an increase in fees generated by brokered transactions.

Costs and expenses decreased to $25.2 million in Fiscal 1996 from $27.1 million in Fiscal 1995 and $53.6 million in Fiscal 1994. Within this category, depreciation decreased to $3.4 million in Fiscal 1996 from $4.3 million in Fiscal 1995 and $11.9 million in 1994. Additionally, investor share, sublease and other operating expenses decreased to $1.4 million in Fiscal 1996, from $4.5 million in Fiscal 1995 and $10.2 million in Fiscal 1994. Depreciation, investor share, and other operating expenses are associated with the portfolio of rental equipment and the decrease in these items is directly related to the diminishing portfolio of this equipment, as noted above. Cost of sales increased by $2.8 million in Fiscal 1996 to $11.9 million from $9.1 million in Fiscal 1995. This increase is directly related to the increased sales in the aircraft business unit and additional sales contributed by LaserAccess, since its acquisition. Cost of sales decreased by $5.9 million in Fiscal 1995 to $9.1 million from
$14.9 million in Fiscal 1994. This decline is directly attributable to a decrease in sales of equipment previously on lease to customers. Cost of sales as a percentage of sales for the fiscal years ended May 31, 1996, 1995 and 1994, was 71.4%, 59.0% and 65.4%, respectively. These yearly variances are primarily the result of product mix, with the aircraft business unit generating significant margins on a relatively few large transactions and the telecommunications and printing business units generating comparably lesser margins on a greater number of transactions. Interest on secured liabilities was $.6 million for Fiscal 1996, $.5 million for Fiscal 1995 and $.3 million for Fiscal 1994. These yearly increases are the result of increased yearly average debt outstanding. Selling, general and administrative expenses decreased to $7.9 million in Fiscal 1996 from $8.7 million in Fiscal 1995 and $16.3 million in Fiscal 1994. These yearly decreases are principally due to staff reductions between the periods.

For the following discussion of reorganization items, discontinued operations and income taxes, please refer to the table contained in "ITEM 6. SELECTED FINANCIAL DATA" on page 8.

Reorganization Items

Reorganization items represented income and expenses incurred by the Predecessor Company resulting from bankruptcy and specific to the reorganization process. These amounts are presented separately because of their non-operating nature.

Discontinued Operations

On April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron, that purchased and sold used computer equipment and provided related technical services. After that date, the Company attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operations and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996, was $1,177,000 (net of $698,000 deferred tax benefit). In May 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current market. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995, for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve has been completely utilized as of May 31, 1996, as a result of cash payments for severance and excess facilities costs.

A summary of the results of operations of the discontinued buy/sell operation follows (in thousands):

                                                           Reorganized Company            |             Predecessor Company
                                                           -------------------            |             -------------------
                                                      For the year       For the six      |     For the six          For the year
                                                          ended          months ended     |    months ended              ended
                                                      May 31, 1996       May 31, 1995     |   November 30, 1994      May 31, 1994
                                                      ------------       ------------     |   -----------------      ------------
Revenues .............................................  $ 5,491            $ 5,352        |     $ 10,580             $ 26,308
Costs and expenses ...................................    6,661              7,890        |       12,110               26,824
                                                        -------            -------        |     --------             --------
Loss from discontinued operations ....................   (1,170)            (2,538)       |       (1,530)                (516)
Loss on disposal of discontinued                                                          |
      operations .....................................     (705)              --          |         --                   --
                                                        -------            -------        |     --------             --------
Loss before income tax benefit .......................   (1,875)            (2,538)       |       (1,530)                (516)
Income tax benefit ...................................     (698)              (971)       |         --                   --
                                                        -------            -------        |     --------             --------
Net loss from discontinued                                                                |
      operations .....................................  $(1,177)           $(1,567)       |     $ (1,530)            $   (516)
                                                        =======            =======        |     ========             ========

Additionally,   on  May  25,  1995,   the  Board  of   Directors   approved  the
discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $175,000 as of May 31, 1996, due to cash payments principally for severance and facilities costs totaling approximately $239,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $175,000 as of May 31, 1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

A summary of the results of operations of the discontinued NC3 business unit follows (in thousands):

                                                               Reorganized Company         |            Predecessor Company
                                                               -------------------         |            -------------------
                                                          For the year      For the six    |   For the six          For the year
                                                             ended          months ended   |    months ended           ended
                                                          May 31, 1996      May 31, 1995   |  November 30, 1994     May 31, 1994
                                                          ------------      ------------   | -----------------      ------------
Revenues ...................................................   $--            $ 1,285      |      $ 4,019            $ 1,742
Costs and expenses .........................................    --              1,773      |        7,371              1,801
                                                               ----           -------      |      -------            -------
Loss from discontinued operations ..........................    --               (488)     |       (3,352)               (59)
Income (loss) on disposal of                                                               |
     discontinued operations ...............................    330            (1,900)     |         --                 --
                                                               ----           -------      |      -------            -------
Income (loss) before income                                                                |
     tax (benefit) .........................................    330            (2,388)     |       (3,352)               (59)
Income tax (benefit) .......................................     87              (958)     |         --                 --
                                                               ----           -------      |      -------            -------
Net income (loss) from                                                                     |
     discontinued operations ...............................   $243           $(1,430)     |      $(3,352)           $   (59)
                                                               ====           =======      |      =======            =======

Income Taxes

For the year ended May 31, 1996 and for the six months ended May 31, 1995, a provision for deferred income tax expense on income from continuing operations was recorded in the amounts of $611,000 and $849,000, respectively. Additionally, for the year ended May 31, 1996 and for the six months ended May 31, 1995, a deferred income tax benefit on loss from discontinued operations was recognized in the amounts of $611,000 and $1,929,000, respectively. For the six months ended November 30, 1994 and for the year ended May 31, 1994, a provision for state income tax on income from continuing operations was recorded in the amounts of $45,000 and $100,000, respectively. No provision for federal income tax was required in these periods due to the effects of the Predecessor Company's net operating loss ("NOL") carryforwards. In connection with applying "fresh start" accounting as of November 30, 1994, the Reorganized Company recognized deferred tax assets of approximately $5 million, net of a valuation allowance of approximately $7 million, relating principally to NOL carryforwards. Net deferred tax assets increased to $6,080,000 as of May 31, 1995 due to the Reorganized Company's operating losses during the six months then ended. The pre-reorganization Federal NOL carryforwards giving rise to deferred tax assets expire during the years 2004 to 2010. Utilization of the Company's pre-reorganization Federal NOL carryforwards is limited to approximately $2 million per year. Management will periodically evaluate the realizability of the deferred tax assets based principally on actual and expected operating results. In the event that an adjustment is required to reduce the reorganized deferred tax asset in the future, such adjustment will be charged to operations. Any future recognition of the tax benefits from the Company's pre-reorganization net operating loss carryforwards in excess of the net $5 million initially recorded will be recognized as a direct credit to shareholders' equity as required under SOP 90-7.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the year ended May 31, 1996 of $6.8 million was composed of cash provided by continuing operations of $7.9 million with $1.1 million being used in discontinued operations. Cash provided by continuing operations arose primarily from net income of $1.0 million less non-cash amortization of unearned income of $1.3 million plus non-cash depreciation and amortization expense of $3.9 million, in addition to collections of rentals on direct financing leases of $4.7 million. Cash provided by proceeds from sale of equipment subject to operating leases of $2.2 million was offset by an increase in accounts receivable and notes receivable and accrued interest and other assets. The net change in balance sheet accounts has been adjusted for the acquisition of LaserAccess and the sale of the TLP subsidiaries. New investment in rental equipment for the year ended May 31, 1996 was $22.8 million as compared to $2.4 million for the six months ended May 31, 1995, $4.5 million for the six months ended November 30, 1994 and $11.8 million for the year ended May 31, 1994. The significant increase in rental equipment in the current period resulted from the Company's acquisition of equipment subject to lease. Net cash provided by the Company's sale of its TLP subsidiaries amounted to $.8 million. Net cash used in the acquisition of LaserAccess was $1.9 million, in addition to the issuance of notes payable in the amount of $2.3 million, payable in three equal annual installments, commencing March 8, 1997, with interest at the rate of 8.25% on the unpaid principal balance. During the year ended May 31, 1996, the Reorganized Company made principal payments of $3.4 million on a note payable to the Liquidating Estate, paying the note in full in March 1996. Proceeds from lease, bank and institution financings were $15.4 million for the year ended May 31, 1996, as compared to $.3 million for the six months ended May 31, 1995, $.8 million for the six months ended November 30, 1994 and none for the year ended May 31, 1994. The significant increase in the current period primarily represents discounted lease rental borrowings associated with the purchase of rental equipment subject to lease.

Reorganization related adjustments for the six months ended November 30, 1994, in the amount of $207.8 million, represent cash flows of the Predecessor Company resulting from bankruptcy and specific to the reorganization process. During this period, a $15.0 million payment was made to the Internal Revenue Service. The $15.0 million balance due to the Internal Revenue Service, required under the Settlement Agreement, was assumed by the Liquidating Estate and paid in December 1994.

As noted previously, the Company has adjusted its strategic direction to focus its efforts on the buying and selling of capital equipment in existing and new markets. This decision follows an evaluation of the capital intensive nature of the leasing business, the opportunity for utilization of existing tax loss carryforwards, and the need to reduce the Company's operating cost structure, and increase operating profitability. Accordingly, the Company has decided to pursue expansion of the equipment sales business and curtail its leasing operations. As a result, management intends to sell substantially all of its lease portfolio and utilize the proceeds to support its expansion of the equipment sales business. Such expansion is expected to occur through the growth of existing business lines as well as through external means by acquisition of businesses engaged in the distribution of new and refurbished capital equipment.

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations. The cash retained by the Company pursuant to the Plan of Reorganization has been used to provide liquidity to fund investment in new leases, inventory, and other investment opportunities. Typically, companies in the business engaged in by the Company employ leverage to enhance their returns. In April 1996, the Company finalized a revolving loan agreement with an institution to provide interim and recourse/limited recourse lease financing in the total amount of $5 million. At May 31, 1996, approximately $.9 million was outstanding on the limited recourse portion of this facility. Additionally, in July 1996, the Company finalized two revolving loan agreements with institutions to provide (1) warehouse lease financing in the amount of $5 million and (2) inventory financing for LaserAccess and CIS Air in the amount of $7 million. The Company believes that the Company's asset base will enable the Company to obtain sufficient capital to operate its business. Failure to obtain, or delay in obtaining, debt financing at competitive rates could affect the Company's ability to improve earnings, grow its buy/sell business and finance acquisitions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        Financial Statements:
        (a) (1)  Financial Statements

                    Reports of Independent Accountants

                    Consolidated Balance Sheets-May 31, 1996 and 1995

                    Consolidated   Statements  of  Operations  and   Accumulated
                         Deficit-Year ended May 31, 1996, six months ended May 31, 1995 and November 30, 1994 and year ended May 31, 1994

                    Consolidated  Statements  of Cash  Flows-Year ended May  31,
                         1996, six months ended May 31, 1995 and November 30, 1994 and year ended May 31, 1994

                   Notes to Consolidated Financial Statements

             (2)   Financial Statement Schedules
                      Valuation and Qualifying Accounts (Schedule II)

                   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Continental Information Systems Corporation (the "Company") and its subsidiaries at May 31, 1996 and 1995, and the results of their operations and their cash flows for the year ended May 31, 1996 and the six months ended May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

As discussed in Note 1, on November 29, 1994, the United States Bankruptcy Court for the Southern District of New York confirmed the Company's Plan of Reorganization (the "Plan"). Confirmation of the Plan resulted in distribution of all of the Company's assets in settlement of all of the Company's liabilities through a Liquidating Estate, except for specifically identified assets and liabilities having a net tangible fair value of $30 million retained by the Company, and substantially terminates all rights and interests of equity security holders as provided for in the Plan. The Plan was confirmed on November 29, 1994 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting as of November 30, 1994.



PRICE WATERHOUSE LLP
July 11, 1996
Syracuse, New York

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Continental Information Systems Corporation (the "Predecessor Company") and its subsidiaries for the six months ended November 30, 1994 and the year ended May 31, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, on January 13, 1989 the Predecessor Company filed a petition with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Predecessor Company's Plan of Reorganization was confirmed on November 29, 1994 and the Company emerged from Bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting.



PRICE WATERHOUSE LLP
January 20, 1995
Syracuse, New York

Continental Information Systems Corporation
and its Subsidiaries
In Thousands (Except per Share Data)
- --------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS


                                                                                                           May 31,
                                                                                              1996                      1995
                                                                                              ----                      ----
Assets:
Cash and cash equivalents                                                             $       5,382                $    13,015
Accounts receivable, net of allowance for
    doubtful accounts of $53 and $170                                                         2,300                      1,836
Notes receivable                                                                              2,688                        767
Inventory                                                                                     3,639                      3,352
Net investment in direct financing leases (Note 5)                                           15,783                      5,437
Rental equipment, net (Note 6)                                                               11,148                      8,324
Net assets of discontinued operations (Note 3)                                                    -                        351
Furniture, fixtures and equipment, net (Note 7)                                                 625                      1,059
Accrued interest and other assets                                                             1,965                        909
Goodwill, net of amortization of $67 (Note 2)                                                 3,940                          -
Deferred tax assets (Note 12)                                                                 6,080                      6,080
                                                                                       ------------                -----------

          Total assets                                                                 $     53,550                $    41,130
                                                                                       ============                ===========

Liabilities and Shareholders' Equity:
Liabilities:
    Accounts payable and other liabilities                                            $       2,949               $      2,076
    Net liabilities of discontinued operations (Note 3)                                         106                          -
    Discounted lease rental borrowings (Note 9)                                              14,738                      2,126
    Notes payable to former owners of acquired company (Note 2)                               2,304                          -
    Note payable to Liquidating Estate (Note 8)                                                   -                      3,391
    Income tax liability (Note 12)                                                                -                        150
                                                                                       ------------               ------------

        Total liabilities                                                                    20,097                      7,743
                                                                                       ------------               ------------
Shareholders' Equity:
Common  stock,  $.01  par  value;   authorized  10,000,000  shares,  issued  and
    outstanding  6,999,040 and 7,000,000,  excluding 960 treasury shares in 1996 and none in 1995, respectively
    (Notes 10 and 11)                                                                            70                         70
Additional paid-in capital                                                                   34,930                     34,930
Accumulated deficit                                                                          (1,547)                    (1,613)
                                                                                       ------------               ------------

     Total shareholders' equity                                                              33,453                     33,387
                                                                                       ------------               ------------

     Total liabilities and shareholders' equity                                        $    53,550                $     41,130
                                                                                       ============               ============
The accompanying notes are an integral part of these financial statements.

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT

                                                                        Reorganized Company         |       Predecessor Company
                                                                        -------------------         |       -------------------
                                                                   For the year       For the six   |   For the six     For the year
                                                                       ended          months ended  |   months ended        ended
                                                                      May 31,           May 31,     |   November 30,        May 31,
                                                                        1996             1995       |     1994               1994
                                                                     --------         --------      |   ---------         ---------
Revenues:                                                                                           |
Equipment rentals ............................................       $  6,540         $  4,726      |   $   9,500         $  25,280
Income from direct financing leases ..........................          1,347              621      |         705             1,122
Equipment sales ..............................................         16,657            4,571      |      10,771            22,806
Interest, fees and other income ..............................          2,278           1,8444      |       4,731             4,985
                                                                     --------         --------      |   ---------         ---------
                                                                       26,822           11,762      |      25,707            54,193
                                                                     --------         --------      |   ---------         ---------
Costs and Expenses:                                                                                 |
Depreciation of rental equipment .............................          3,445            1,465      |       2,865            11,947
Cost of sales ................................................         11,899            3,496      |       5,562            14,922
Interest on secured liabilities ..............................            551              277      |         137             1,597
Investor share, sublease and other                                                                  |
operating expenses ...........................................          1,411              873      |       3,627            10,215
Selling, general and administrative expense ..................          7,905            3,418      |       5,310            16,260
                                                                     --------         --------      |    ---------         ---------
                                                                       25,211            9,529      |      17,501            54,941
                                                                     --------         --------      |   ---------         ---------
Income (loss) from continuing operations                                                            |
before reorganization items, income taxes,                                                          |
fresh start adjustments and extraordinary items ..............          1,611            2,233      |       8,206              (748)
                                                                     --------         --------      |   ---------         ---------
                                                                                                    |
Reorganization Items:                                                                               |
Earnings from accumulated cash resulting from
Chapter 11 proceedings .......................................           --               --        |       3,527             4,129
Bankruptcy related professional fees .........................           --               --        |      (5,572)          (11,830)
Gain on settlement of bankruptcy issues ......................           --               --        |      10,990           139,023
Other ........................................................           --               --        |        --               2,902
                                                                     --------         --------      |   ---------         ---------
                                                                         --               --        |       8,945           134,224
                                                                     --------         --------      |   ---------         ---------
                                                                                                    |
Income from continuing operations before                                                            |
income  taxes, fresh start adjustments and                                                          |
extraordinary item ...........................................          1,611            2,233      |      17,151           133,476
Provision for income tax .....................................            611              849      |          45               100
                                                                     --------         --------      |   ---------         ---------
                                                                                                    |
Income before discontinued operations,                                                              |
fresh start adjustments and                                                                         |
extraordinary item ...........................................          1,000            1,384      |      17,106           133,376
                                                                     --------         --------      |   ---------         ---------

                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               ACCUMULATED DEFICIT
                                  (continued)

                                                                        Reorganized Company         |       Predecessor Company
                                                                        -------------------         |       -------------------
                                                                   For the year       For the six   |   For the six     For the year
                                                                       ended          months ended  |   months ended        ended
                                                                      May 31,           May 31,     |   November 30,        May 31,
                                                                        1996             1995       |     1994               1994
                                                                     --------         --------      |   ---------         ---------
Loss from discontinued operations, net                                                              |
of tax .......................................................           (725)          (1,860)     |      (4,882)             (575)
Loss on disposal of discontinued                                                                    |
operations, net of tax .......................................           (209)          (1,137)     |        --                --
                                                                     --------         --------      |   ---------         ---------
Net loss from discontinued operations (Note 3)  ..............           (934)          (2,997)     |      (4,882)             (575)
                                                                     --------         --------      |   ---------         ---------
                                                                                                    |
Income (loss) before fresh start                                                                    |
adjustments and extraordinary item ...........................             66           (1,613)     |      12,224           132,801
                                                                                                    |
Fresh start adjustments ......................................           --               --        |      (3,264)             --
                                                                     --------         --------      |   ---------         ---------
                                                                                                    |
Income (loss) before extraordinary item ........................           66           (1,613)     |       8,960           132,801
                                                                                                    |
Extraordinary item-forgiveness of debt .......................           --               --        |      96,317              --
                                                                     --------         --------      |   ---------         ---------
                                                                                                    |
Net income (loss) ............................................             66           (1,613)     |     105,277           132,801
                                                                                                    |
Retained earnings (Accumulated deficit),                                                            |
beginning of period ..........................................         (1,613)            --        |    (140,408)         (273,209)
                                                                                                    |
Elimination of accumulated deficit ...........................           --               --        |      35,131              --
                                                                     --------         --------      |   ---------         ---------
                                                                                                    |
Retained earnings (Accumulated deficit),                                                            |
end of period ................................................       $ (1,547)        $ (1,613)     |        --           $(140,408)
                                                                     ========         ========      |   =========         =========

Net income (loss) per share (Note 1):
Income from continuing operations ............................      $     .14         $    .20
Loss from discontinued operations ............................           (.13)            (.43)
                                                                    ---------         ---------
 Net income (loss) ...........................................      $     .01         $   (.23)
                                                                    =========         =========


The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Reorganized Company     |      Predecessor Company
                                                                              -------------------     |      -------------------
                                                                         For the year    For the six  |  For the six    For the year
                                                                            ended        months ended |  months ended       ended
                                                                            May 31,         May 31,   |   November 30,      May 31,
                                                                             1996            1995     |      1994            1994
                                                                           --------       --------    |   ---------       ---------
Cash flows from operating activities:                                                                 |
Net income (loss) ....................................................     $     66       $ (1,613)   |     105,277       $ 132,801
Less: Net loss from discontinued operations ..........................         (934)        (2,997)   |      (4,882)           (575)
                                                                           --------       --------    |   ---------       ---------
   Net income from continuing operations .............................        1,000          1,384    |     110,159         133,376
                                                                           --------       --------    |   ---------       ---------
Adjustments to reconcile net income                                                                   |
to net cash provided by operating activities:                                                         |
   Reorganiation related adjustments-                                                                 |
   Gain on forgiveness of debt .......................................         --             --      |     (96,317)           --
   Fresh start adjustments ...........................................         --             --      |       3,043            --
   Cash transferred to liquidating Estate ............................         --             --      |    (106,554)           --
   Gain on settlement of lease, bank and                                                              |
   institution financing .............................................         --             --      |      (8,012)       (114,244)
                                                                           --------       --------    |   ---------       ---------
     Reorganization related adjustments ..............................         --             --      |    (207,840)       (114,244)
                                                                           --------       --------    |   ---------       ---------
                                                                                                      |
Other adjustments-                                                                                    |
   Proceeds from sale of equipment subject to                                                         |
      operating leases ...............................................       2,155          3,066     |       2,449           7,262
   Amortization of unearned income ...................................       (1,347)          (621)   |        (705)         (1,122)
   Collections of rentals on direct financing loans ..................        4,665          1,761    |       2,092           5,756
   Depreciation and amortization expense .............................        3,967          1,699    |       3,309          14,126
   Effect on cash flows of changes in:                                                                |
      Marketable debt securities .....................................         --             --      |      25,829          39,409
      Accounts receivable ............................................         (317)         1,215    |      (2,436)          6,623
      Notes receivable ...............................................       (2,420)           186    |          (7)           (172)
      Inventory ......................................................          291          1,668    |       3,526          (1,497)
      Accrued interest and other assets ..............................       (1,157)           159    |         911             647
      Accounts payable and other liabilities .........................          616           (773)   |      (1,015)         (8,709)
      Income tax liability ...........................................          461          1,731    |     (16,567)           --
      Deferred tax assets ............................................         --           (1,080)   |        --              --
                                                                           --------       --------    |   ---------       ---------
                                                                                                      |
           Other adjustments .........................................        6,914          9,011    |      17,386          62,323
                                                                           --------       --------    |   ---------       ---------
      Net cash provided by (used in)                                                                  |
      continuing operations ..........................................        7,914         10,395    |     (80,295)         81,455
      Net cash provided by (used in)                                                                  |
      discontinued operations.........................................       (1,088)         1,950    |      (6,001)         (3,056)
                                                                           --------       --------    |   ---------       ---------
      Net cash provided by (used in)
      operations .....................................................        6,826         12,345    |     (86,296)         78,399
                                                                           --------       --------    |   ---------       ---------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                              Reorganized Company     |      Predecessor Company
                                                                              -------------------     |      -------------------
                                                                         For the year    For the six  |  For the six    For the year
                                                                            ended        months ended |  months ended       ended
                                                                            May 31,         May 31,   |   November 30,      May 31,
                                                                             1996            1995     |      1994            1994
                                                                           --------       --------    |   ---------       ---------
Cash flows from investing activities:                                                                 |
Purchase of rental equipment .........................................      (22,800)        (2,444)   |      (4,503)        (11,817)
Purchase of property and equipment ...................................          (36)           (70)   |        (871)           (454)
Net cash provided by the sale of TLP subsidiaries ....................          754           --      |        --              --
Net cash used in the acquisition of LaserAccess subsidiary ...........       (1,910)          --      |        --              --
                                                                           --------       --------    |   ---------       ---------
            Net cash used in investing activities ....................      (23,992)        (2,514)   |      (5,374)        (12,271)
                                                                           --------       --------    |   ---------       ---------
                                                                                                      |
                                                                                                      |
                                                                                                      |
                                                                                                      |
Cash flows from financing activities:                                                                 |
Payments on building lease obligation ................................         --             --      |        --              (900)
Payments on note payable to Liquidating Estate .......................       (3,391)        (2,632)   |        --              --
Proceeds from lease, bank and institution financings .................       15,368            254    |         845            --
Payments on lease, bank and institution financings ...................       (2,444)         2,666)   |     (16,743)
                                                                           --------       --------    |   ---------       ---------
                                                                                                      |
            Net cash provided by (used in)                                                            |
            financing activities .....................................        9,533         (3,609)   |      (1,821)        (17,643)
                                                                           --------       --------    |   ---------       ---------
                                                                                                      |
            Net increase (decrease) in cash and                                                       |
            cash equivalents .........................................       (7,633)         6,222    |     (93,491)         48,485
Cash and cash equivalents at beginning of period .....................       13,015          6,793    |     100,284          51,799
                                                                           --------       --------    |   ---------       ---------
Cash and cash equivalents at end of period ...........................     $  5,382       $ 13,015    |   $   6,793       $ 100,284
                                                                           ========       ========    |   =========       =========



The accompanying notes are an integral part of these financial statements.

Contintental Information Systems Corporation and its Subsidiaries
Notes to the Financial Statements


1.    Summary of Significant Accounting Policies

      Continental Information Systems Corporation and its Subsidiaries (the "Company") are engaged in the business of buying and selling telecommunications equipment, printing systems, and commercial aircraft, and providing leasing services in connection with such equipment, and certain other industrial equipment.

      To distinguish between the operations of the Company after reorganization (sometimes referred to as the "Reorganized Company") and operations prior to reorganization, the term "Predecessor Company" will be used when reference is made to the pre-reorganization periods. On January 13, 1989, the Predecessor Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. On November 29, 1994 (the "Confirmation Date"), the Bankruptcy Court confirmed the Company's Plan of Reorganization. The Plan of Reorganization became effective on December 21, 1994 and the Reorganized Company, and its subsidiaries which had filed petitions for relief, emerged from Chapter 11. For financial reporting purposes, the emergence from bankruptcy protection was recorded as of November 30, 1994, the end of the Predecessor Company's second fiscal quarter. As a result of the reorganization and "fresh start" reporting, the financial statements of the Predecessor Company are not comparable to the financial statements subsequent to November 30, 1994.

      Consolidation
      The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

      Cash and Cash Equivalents
      Cash and cash equivalents include checking and money market accounts with financial institutions having original maturities of 90 days or less.

      Concentration of Credit Risk
      The Company extends credit through trade accounts receivable and leasing transactions to its customers located throughout the U.S. Direct financing and operating leases are secured by the underlying equipment. The Company generally does not require collateral for trade accounts receivable.

      Inventory and Related Revenue Recognition
      Inventory consists of various printing, telecommunication, and aircraft equipment purchased on a speculative basis for future sale or lease and is stated at the lower of cost or market, cost being determined on a specific identification basis. Revenues from the sale of equipment and the related cost of the equipment are reflected in earnings at the time title to the equipment passes to the customer which generally occurs upon shipment.

      The Company performs ongoing analysis, at least quarterly, of the carrying value of inventories on a specific identification basis and records adjustments, as considered necessary, to reduce the carrying value of inventories to estimated market value in the period such determination is made. These adjustments are recorded as direct writedowns in the carrying value of the inventory.

      Lease Accounting Policies
      Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by the direct financing method, sales-type method or operating method. Presently, the Company has only direct financing and operating leases. Net investment in direct financing leases consists of the present value of the future minimum lease payments plus the present value of the unguaranteed residual, representing the estimated fair market value at lease termination. At the end of the lease term, the recorded residual value of equipment under direct financing leases is reclassified to rental equipment and is depreciated over its estimated remaining useful life.

      Lease income from direct financing leases consists of interest earned on the present value of the lease payments and residual value. Revenue is recognized over the lease term using the interest method.

      Rental equipment consists of equipment under operating leases. Rental equipment is depreciated on a straight-line basis to its residual value over the estimated remaining useful life of such equipment. The original useful lives generally range from three to seven years. Operating lease revenues consist of the contractual lease payments and are recognized on a straight-line basis over the lease term. Costs associated with operating leases principally consist of depreciation of the equipment.

      The Company makes adjustments to the carrying value of leased assets, if necessary, when market conditions have resulted in value that is below net book value. In accordance with "fresh start" reporting, the Company's investment in direct financing leases and rental equipment were adjusted to reflect fair value, and accumulated depreciation of rental equipment was eliminated, as of November 30, 1994.

      Deferred Commissions and Initial Direct Costs
      Commissions and initial direct costs related to lease transactions are capitalized as a component of the corresponding investment in direct financing leases or rental equipment and amortized over the estimated average lease term. Costs relating to investment in direct financing leases are amortized using an interest method and costs relating to rental equipment are amortized using the straight-line method.

      Furniture, Fixtures and Equipment
      In accordance with "fresh start" reporting, the Company's furniture, fixtures and equipment was adjusted to reflect fair value and accumulated depreciation was eliminated as of November 30, 1994. Additions after November 30, 1994 are recorded at cost. Furniture, fixtures and equipment are being depreciated using the straight-line method over the estimated useful lives of such assets which range from three to five years.

      Goodwill
      Goodwill is the excess of the purchase price over the net assets of GMCCCS Corp. (dba "LaserAccess") acquired March 8, 1996. Goodwill is being amortized on a straight-line basis over 10 years. Amortization charged to continuing operations in the current fiscal year amounted to $67,000. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

      Income Taxes
      The Company accounts for income taxes under the asset and liability method required by Financial Accounting Standard No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 requires the recording of assets and liabilities for the future tax effects of temporary differences between the bases of all assets and liabilities for financial reporting purposes and their tax bases. When net deferred tax assets exist, FAS 109 requires the recording of a valuation allowance to reduce tax assets to the amount which is more likely than not to be realized.

      Net Income (Loss) Per Share
      Net income (loss) per share for the Reorganized Company for the year ended May 31, 1996 and the six months ended May 31, 1995 was computed based on the weighted average number of shares of common stock outstanding during the periods, which were 6,999,399 and 7,000,000, respectively. As of May 31, 1996, the Company had granted options to purchase 24,000 shares of common stock (see note 11). Since the exercise price of these options is in excess of the average market price of the common stock for the year ended May 31, 1996, the options are considered anti-dilutive and are not included in the computation of net income per share. Net income (loss) per share data are not presented for the Predecessor Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.

      Estimates
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications
      Certain  prior  period  balances  in the  financial  statements  have been
      reclassified  to  conform  to  the  current  period  financial   statement
      presentation.

2.    Acquisition

      On March 8, 1996, the Company, through its wholly-owned subsidiary, CIS Corporation, acquired 100% of the capital stock of GMCCCS Corp. (dba "LaserAccess") for a purchase price of approximately $4,608,000, payable in cash of approximately $2,304,000 at closing and the balance of approximately $2,304,000 in the form of notes payable in three equal annual installments, commencing March 8, 1997, with interest at the rate of 8.25% on the unpaid principal balance. In addition to the purchase price to be paid in cash and notes, CIS Corporation is obligated to pay the sellers an annual earn out payment for each of the first four years following the March 8, 1996 sale. The earn out payment is based upon the annual pretax income of LaserAccess. LaserAccess is engaged in the sales and marketing of remanufactured Xerox High Speed Laser Printing Systems.

      The acquisition has been accounted for using the purchase method of accounting. Allocations of the purchase price have been determined based upon preliminary estimates of fair market value and, therefore, are subject to change. The excess of the purchase price, over the net tangible assets acquired, of approximately $4.0 million, is considered goodwill and is being amortized on a straight line basis over ten years. LaserAccess' results of operations since the date of the acquisition are included in the accompanying consolidated statements of operations of the Company.

      Unaudited pro forma data giving effect to the purchase as if it had been acquired at the beginning of Fiscal 1995, with adjustments, primarily for imputed interest charges attributable to notes payable to the former owners and amortization of goodwill follows:

                                                                            (In Thousands, except per share amounts)
                                                                         For the year                    For the year
                                                                             ended                          ended
                                                                         May 31, 1996                    May 31, 1995*
                                                                         ------------                    ------------
             Total Revenues                                              $  30,599                       $    40,346
                                                                         =========                        ==========

             Income from continuing operations                           $   1,410                       $     9,472
                                                                         =========                       ===========

             Income per share from continuing operations                 $     .20                       $      1.35
                                                                         =========                       ===========
             Weighted average number of shares
                   outstanding                                           6,999,040                         7,000,000
                                                                         =========                       ===========


           *The pro forma results of operations for the year ended May 31, 1995, include the results of continuing operations of the Predecessor
            Company for the six months ended November 30, 1994, as if the reorganization had taken place at the beginning of the year. Reorganization items and loss from discontinued operations have been excluded from the pro forma results.


3.    Discontinued Operations

      On April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron, that purchased and sold used computer equipment and provided related technical services. After that date, the Company had attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operation and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996, was $1,177,000 (net of $698,000 deferred tax benefit). In May, 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current market. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995, for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve has been completely utilized as of May 31, 1996, as a result of cash payments for severance and excess facilities costs.

      Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $175,000 as of May 31, 1996,
      due to cash payments principally for severance and facilities costs totaling approximately $239,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $175,000 as of May 31, 1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded an as offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

      The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                              Reorganized Company          |              Predecessor Company
                                                              -------------------          |              -------------------
                                                       For the year        For the six     |       For the six          For the year
                                                          ended           months ended     |      months ended              ended
                                                       May 31, 1996       May 31, 1995     |    November 30, 1994       May 31, 1994
                                                       ------------       ------------     |    -----------------       ------------
        Revenues                                       $   5,491          $    6,637       |        $   14,599            $  28,050
        Costs and expenses                                 6,661               9,663       |            19,481               28,625
                                                       ---------          ----------       |        ----------            ---------
        Loss from discontinued operations                 (1,170)             (3,026)      |            (4,882)                (575)
        Loss on disposal of discontinued                                                   |
              operations                                    (375)             (1,900)      |                 -                     -
                                                       ---------          ----------       |        ----------            ---------
        Loss before income tax benefit                    (1,545)             (4,926)      |            (4,882)                (575)
        Income tax benefit                                  (611)             (1,929)      |                 -                     -
                                                       ---------          ----------       |        ----------            ---------
        Net loss from discontinued                                                         |
              operations                               $    (934)          $  (2,997)      |         $  (4,882)          $     (575)
                                                       ==========          ==========      |         ==========          ===========

      The Consolidated Balance Sheets as of May 31, 1996 and 1995, have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                                      May 31,
                                                                  1996      1995
                                                                  ----      ----
Assets:
Cash and cash equivalents ....................................   $ 159    $  253
Accounts receivable, net .....................................      55       441
Inventory ....................................................     115       744
Furniture, fixtures and equipment, net .......................      58       397
Accrued interest and other assets ............................      16       137
                                                                 -----    ------
       Total assets ..........................................     403     1,972
                                                                 -----    ------

Liabilities:
Accounts payable and accruals ................................      44       295
Other liabilities ............................................     465       744
Accrued restructuring charge, net ............................    --         582
                                                                 -----    ------
       Total liabilities .....................................     509     1,621
                                                                 -----    ------
         Net Assets (Liabilities) of Discontinued Operations .   $(106)   $  351
                                                                 =====    ======


4.    Sale of Subsidiaries

      As of December 31, 1995, the Company sold TLP Leasing Programs ("TLP"), a group of former subsidiaries located in Boston, Massachusetts, to TLP's current management. TLP manages various income funds and partnerships. The sales price approximated TLP's book value of approximately $2,500,000 and therefore did not significantly affect the results of operations of the Company for the fiscal year ended May 31, 1996.

5.    Net Investment in Direct Financing Leases

      The components of the net investment in direct financing leases as of May 31 are as follows (in thousands):

                                                             1996         1995
                                                             ----         ----


Minimum lease payments receivable .....................    $ 17,044     $ 6,557
Initial direct costs and deferred commissions .........         303         144
Estimated unguaranteed residual values ................       2,483         191
Less:  Unearned income ................................      (4,047)     (1,455)
                                                           --------     -------
        Net investment in direct financing leases .....    $ 15,783     $ 5,437
                                                           ========     =======

      Future minimum lease payments to be received under direct financing leases for fiscal years ending May 31 are as follows (in thousands):

                   1997                                     $    5,208
                   1998                                          4,742
                   1999                                          3,369
                   2000                                          2,413
                   2001                                          1,248
                   Beyond 2001                                      64
                                                            ----------
                                                            $   17,044
                                                            ==========

      Approximately 63% of these future lease streams are allocable to lenders under financing agreements.


6.    Rental Equipment

      Rental equipment consists of the following as of May 31 (in thousands):

                                                             1996          1995
                                                             ----          ----

Computer equipment ..................................     $  7,565      $ 3,754
Capital equipment ...................................        2,856        1,671
Telecommunication equipment .........................        1,942        1,216
Aircraft equipment ..................................        3,485        2,887
Deferred commissions and initial direct costs .......          211          261
                                                          --------      -------
                                                            16,059        9,789
Less:  accumulated depreciation .....................       (4,911)      (1,465)
                                                          --------      -------
                                                          $ 11,148      $ 8,324
                                                          ========      =======

      Future minimum lease payments to be received under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                   1997                                     $    4,171
                   1998                                          2,788
                   1999                                          1,770
                   2000                                            525
                   2001                                            202
                   Beyond 2001                                       -
                                                            ----------
                                                            $    9,456
                                                            ==========

      Approximately 63% of these future lease streams are allocable to lenders under financing agreements.

7.    Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment consist of the following as of May 31 (in thousands):


                                                            1996           1995
                                                            ----           ----

Leasehold improvements ...........................       $   423        $   404
Computer equipment and software ..................           707            688
Furniture, fixtures and office equipment .........           249            265
                                                         -------        -------
                                                           1,379          1,357
Less:  accumulated depreciation ..................          (754)          (298)
                                                         -------        -------
                                                         $   625        $ 1,059
                                                         =======        =======


8.    Note Payable to Liquidating Estate

      In connection with the Plan of Reorganization, the Company executed a note payable to the Liquidating Estate in the original amount of $6,023,000. The note was paid in full in March 1996. The Company paid interest of $118,000 for the fiscal year ended May 31, 1996, and $169,000 for the six months ended May 31, 1995, relating to this note payable.


9.    Discounted Lease Rental Borrowings

      The Company finances certain leases by assigning the rentals to various lending institutions at fixed rates on a recourse and non-recourse basis. Discounted lease rental borrowings represent the present value of the lease payments discounted at the rate charged by the lending institution. Discounted lease rental borrowings are reduced on a monthly basis as the corresponding lease rental stream is collected (generally by the lending institutions). Amounts due under recourse borrowings are obligations of the Company which are secured by the leased equipment and assignments of lease receivables. Amounts due under non-recourse borrowings are secured by the leased equipment and assignments of lease receivables with no recourse to the general assets of the Company.

      The Company has been financing leases on a one-on-one basis with a number of institutions. However, in April 1996, the Company finalized a revolving loan agreement with an institution to provide interim and recourse/limited recourse lease financing in the total amount of $5,000,000. At May 31, 1996, approximately $948,000 was outstanding on the limited recourse portion of this facility. Interest rates on the facility range from prime rate plus 2% on the interim facility to 3.5% plus the weekly average matched term rate for U.S. Treasury Bills on the recourse/limited recourse facility. The institution has also agreed to provide non-recourse financing on a one-on-one basis.

      Discounted Lease Rental Borrowings as of May 31 are as follows (in thousands):

                                                         1996              1995
                                                         ----              ----

Non-recourse borrowings .....................           $14,488           $2,126
Recourse borrowings .........................               250             --
                                                        -------           ------
                                                        $14,738           $2,126
                                                        =======           ======


      The Company paid interest of $433,000 for the fiscal year ended May 31, 1996, and $108,000 for the six months ended May 31, 1995, relating to discounted lease borrowings.

      Discounted lease rental borrowings for the fiscal years ended May 31 are payable as follows (in thousands):

                                     1997                         $    4,106
                                     1998                              4,077
                                     1999                              2,948
                                     2000                              2,263
                                     2001                              1,344
                                     Beyond 2001                           -
                                                                  ----------
                                                                  $   14,738
                                                                  ==========
10.    Common Stock

       The Company's authorized capital stock consists of 10,000,000 shares of Common Stock, $.01 par value. To the extent required by section 1123(a)(6) of the Bankruptcy Code, the Company will not issue nonvoting equity securities. In connection with the Plan of Reorganization, 7,000,000 shares were issued to the Liquidating Estate for distribution to the creditors and former shareholders of the Predecessor Company. In October 1995, a wholly-owned subsidiary of the Company acquired 960 shares of the Company's Common Stock as a result of a partial distribution by the Liquidating Estate of the Predecessor Company. The partial distribution was in relation to a prepetition claim against the Predecessor Company by certain partnerships in which the wholly-owned subsidiary acted as general partner. The Company has classified the 960 shares as Treasury Stock in the accompanying balance sheet. Each share of Common Stock entitles the holder to one vote on all matters submitted to a vote of shareholders. The Company does not anticipate the payment of dividends on the Common Stock for the foreseeable future.

11.    Stock Option Plan

       On July 6, 1995, the Board of Directors adopted the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan was approved by stockholders at the annual meeting held September 27, 1995, in Syracuse, New York. The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of Common Stock and stock grants of up to 500,000 shares of Common Stock to non-employee directors of the Company and, in the discretion of the Compensation Committee, employees of and independent contractors and consultants to the Company. As of May 31, 1996, nonqualified stock options for shares of Common Stock had been granted to non-employee directors as follows:

                                                                  Number of             Exercise        Fair Market Value at Date
                                     Date Granted                  Options               Price                   of Grant
                                     ------------                  -------               -----          -------------------------
                           May 16, 1995                              15,000            $  3.50                 $   52,500
                           September 27, 1995                         9,000               2.50                     22,500
                                                                    -------                                        ------

                           Balance - May 31, 1996                    24,000                                    $   75,000
                                                                    =======                                    ==========

       As of May 31, 1996, options for 15,000 shares were exercisable.

       In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (FAS 123), "Accounting for Stock-Based Compensation." This Statement defines a "fair value based method" of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all their employee stock option plans. However, it also allows an entity to continue to measure compensation cost for those plans using the "intrinsic value based method" of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in Opinion 25 must make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting defined in this Statement had been applied. These pro forma disclosure requirements are effective for financial statements for fiscal years beginning after December 15, 1995. Presently, the Company intends to continue to measure compensation cost for the 1995 Plan using the "intrinsic value based methods" of accounting and present the appropriate disclosures in Fiscal 1997. The differences between the methods are presently not considered material to the financial position or results of operations of the Company.

12.    Income Taxes

       The Company and its domestic subsidiaries file a consolidated federal income tax return. In April 1994, the Predecessor Company reached a settlement with the Internal Revenue Service relating to taxes for fiscal years through May 1992. The liability associated with this settlement as well as the liability for claims against the Predecessor Company for state income taxes, have been assumed by the Liquidating Estate in connection with the Plan of Reorganization. As part of the aforementioned settlement, the Company is entitled to exclude approximately $141 million of otherwise taxable income from gross income for the years 1990 through 2005 ("safe harbor income"). However, if the terms of the agreements governing the safe harbor income are substantially modified or if certain other changes take place, the IRS is entitled to seek to include the safe harbor income in the Company's taxable income after Fiscal 1993. Management considers the prospects for such changes and resultant actions to be remote and accordingly has not provided an income tax liability for such income.

       As of November 30, 1994, $5 million in net deferred tax assets were recorded under "fresh start" accounting (net of a valuation allowance of $7 million) to reflect the amount of deferred tax assets which Management believed more likely than not to be realized. The Company's total gross deferred tax assets as of the Effective Date were approximately $12 million. The deferred tax assets relate principally to the net operating loss carryforwards available to offset future taxable income of the Reorganized Company, subject to an annual limitation of approximately $2 million (limited in the aggregate to approximately $35 million). These carryforwards expire during the years 2004 to 2010. As of May 31, 1995, deferred tax assets increased to $6,080,000 as a result of temporary differences arising in the six months ended May 31, 1995.

       In determining the amount of deferred tax benefits which are more likely than not to be realized, the Company has projected that a minimum of approximately $6 million of tax benefits will be generated by post-reorganization operations during the fiscal periods ended through May 31, 2001. In order to realize this level of tax benefit, cumulative pretax income for the periods through 2001 will have to be at least approximately $15 million, which the Company believes to be achievable. While the Company believes that it will have a long operating life and continue to generate profits from operations beyond that period, Management believes, in the context of the "more likely than not" criteria of FAS 109, that the recognition of benefits in excess of $6 million would be inappropriate in the circumstances. Any future realization of tax benefits relating to pre-reorganization net operating loss carryforwards in excess of the net $5 million initially recorded will be recognized as a direct credit to stockholders' equity as required under SOP 90-7.

       The components of the provision for income taxes for both continuing and discontinued operations are as follows (in thousands):

                                                           Reorganized Company          |             Predecessor Company
                                                           -------------------          |             -------------------
                                                  For the year          For the six     |   For the six    For the year For the year
                                                     ended              months ended    |   months ended      ended         ended
                                                    May 31,               May 31,       |   November 30,      May 31,      May 31,
                                                     1996                   1995        |      1994            1994         1993
                                                    -------              -------        |      ----             ----          ----
Current                                                                                 |
       Federal ........................             $  --                $  --          |      $--              $--          $--
       State ..........................                --                   --          |        45              100          100
                                                    -------              -------        |      ----             ----          ----
                                                       --                   --          |        45              100          100
Deferred ..............................                --                 (1,080)       |       --               --           --
                                                    -------              -------        |      ----             ----         ----
                                                    $  --                $(1,080)       |      $ 45             $100         $100
                                                    =======              =======        |      ====             ====         ====

      A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):

                                                               Reorganized Company    |             Predecessor Company
                                                               -------------------    |             -------------------
                                                          For the year   For the six  |  For the six     For the year  For the year
                                                             ended       months ended |  months ended       ended          ended
                                                             May 31,       May 31,    |  November 30,       May 31,       May 31,
                                                             1996           1995      |    1994              1994          1993
                                                             ----           ----      |    ----              ----          ----
                                                                                      |
U.S. Federal statutory rate                                                           |
   applied to pretax income (loss)                                                    |
   from continuing operations ........................       $548         $759        | $ 5,311          $ 46,515          $ 5,806
                                                                                      |
State income taxes, net of federal                                                    |
   benefit ...........................................         63           90        |      45               100              100
                                                                                      |
Effect of permanent differences                                                       |
   and changes in the valuation                                                       |
   allowance .........................................        --           --         |  (5,311)          (46,515)          (5,806)
                                                             ----         ----        | -------          --------          -------
                                                             $611         $849        | $    45          $    100          $   100
                                                             ====         ====        | =======          ========          =======

      The income tax effect of the significant temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows as of May 31 (in thousands)


                                                        1996              1995
                                                        ----              ----
Assets
    Net operating losses ...................         $ 16,422          $ 12,000
    Other ..................................            1,014             1,441
    Valuation allowance ....................          (10,125)           (7,361)

Liabilities
    Leased assets ..........................           (1,231)             --
                                                     --------          --------
                                                     $  6,080          $  6,080
                                                     ========          ========


13.    Employee Benefit Plans

      The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 2% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Matching and discretionary contributions made by the Company vest over a five-year period. Company contributions to the plan for the fiscal year ended May 31, 1996, and the six months ended May 31, 1995, were $76,000 and $26,000, respectively.

       On January 4, 1995, the Company's Board of Directors authorized the Company to enter into "change of control" agreement with six key management employees. If there is a "change of control", as defined in the agreements, and a reduction in duties, title or compensation of the executives, and if the executive leaves (except with cause or due to death or disability) within the 12 months after such change of control, these agreements provide for a payment of 18 months base salary to the executives.

14.    Management and Services Agreement

      In connection with the Plan of Reorganization, the Company entered into a Management and Services Agreement pursuant to which the Company will provide certain administrative services to the Liquidating Estate. In exchange for such services, the Company will be paid a fee comprised of the allocable share of the Company's direct costs required to perform the agreed upon services plus a 10% markup and reasonable out-of-pocket expenses. The Trustee of the Liquidating Estate can, at his sole discretion, terminate the agreement at any time. Management expects the agreement will be in place through the closing of the Chapter 11 case in approximately two years. The Company received approximately $537,000 and $412,000, pursuant to this agreement, in the fiscal year ended May 31, 1996, and the six months ended May 31, 1995, respectively.

15.    Commitments and Contingencies

       Rental Commitments
       The Company has various operating lease agreements for offices and office equipment. These leases generally have provisions for renewal at varying terms. The Company recorded rental expense of $717,000 for the year ended May 31, 1996, $597,000 for the six months ended May 31, 1995, $663,000 for the six months ended November 30, 1994 and $1,362,000 for the year ended May 31, 1994.


       The future minimum lease payments required under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                                 1997                   $   536
                                 1998                        97

       Contingencies
       The Company is a defendant in certain legal actions arising in the normal course of business. Management believes that the outcome of these actions will have no material effect on the Company's financial position or results of operations.

16.    Fair Value of Financial Instruments

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       Cash and cash  equivalents  and notes  receivable  - The  carrying  value
       approximates   fair  value  because  of  the  short   maturity  of  those
       instruments.

       Discounted lease rental borrowings and notes payable to former owners of acquired company - Fair value of discounted lease rental borrowings and notes payable to former owners of acquired company are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. At May 31, 1996, the fair value of discounted lease rental borrowings and notes payable to former owners of acquired company approximates its carrying value.

       The estimated fair values of the Company's financial instruments at May 31, 1996 are as follows:

                                                          Carrying         Fair
                                                            Value         Value
                                                          --------        -----
Assets:
    Cash and cash equivalents ......................       $ 5,382       $ 5,382
    Notes receivable ...............................         2,688         2,688

Liabilities:
    Discounted lease rental borrowings .............        14,738        14,738
    Notes payable to former owners of
    acquired company ...............................         2,304         2,304

                                  SCHEDULE II

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED MAY 31, 1996
                             (Dollars in thousands)


                                                                       Charged           Charged
                                                    Beginning          to costs          to other                           Ending
                                                     Balance         and expenses        accounts        Deductions         Balance
                                                     --------        ------------        --------        ----------         --------
1994:
Accounts receivable -
allowance for doubtful
accounts
(Predecessor Company) .......................        $(21,971)        $(1,778)        $        --          $ 3,281         $(20,468)
                                                     --------         -------         -------------        -------         --------

1995:
Accounts receivable -
allowance for doubtful
accounts
- - six months ended
  November 30, 1994
  (Predecessor Company) .....................         (20,468)           (222)                 --           20,562*            (128)
                                                     --------         -------         -------------        -------         --------

- - six months ended
  May 31, 1995
  (Reorganized Company) .....................            (128)           (103)                 --               61             (170)
                                                     --------         -------         -------------        -------         --------

1996:
Accounts receivable -
allowance for doubtful
accounts
(Reorganized Company) .......................            (170)            (34)                 --              151              (53)
                                                     --------         -------         -------------        -------         --------

      *In connection  with the Plan of  Reorganization  confirmed as of November
       29, 1994, a transfer of assets to the Liquidating Estate resulted in a significant reduction in the allowance for doubtful accounts.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers contained in its Notice of Annual Stockholder's Meeting and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1996 Proxy Statement").


ITEM 11. EXECUTIVE COMPENSATION

The  Company  incorporates  herein  by  reference  the  information   concerning
executive compensation contained in the 1996 Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1996 Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1996 Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(a)      The following documents are filed as part of this Annual Report:

         Financial   Statements.   See  "ITEM  8.   FINANCIAL   STATEMENTS   AND
         SUPPLEMENTARY DATA" for Index to Financial Statements and Schedules included in this Form 10-K.

         Exhibit No.

         2.1* Disclosure Statement with respect to Trustee's Joint Plan of Reorganization dated October 4, 1994.

         2.2* November 29, 1994 Order Confirming Trustee's Joint Plan of Reorganization dated October 4, 1994.

         2.3** Stock Purchase Agreement among CIS Corporation, GMCCCS Corp. (dba Laser Access), Greg M. Cody and Charles C. Sinks, dated March 8, 1996 (Filed as Exhibit 2.1 to the Company's Form 8-K filed March 21, 1996 and incorporated herein by reference).

         3.1* Restated Certificate of Incorporation.

         3.2** Restated Bylaws (Filed as Exhibit 3.2 to the Company's Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by reference).

         10.1* Security Agreement dated December 21, 1994.

         10.2* Management and Services Agreement dated December 21, 1994.

         10.3* Senior Secured Promissory Note dated December, 1994.

         10.4** Letter Agreement Relating to Management and Services Agreement dated December 21, 1994 (Filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended November 30, 1994 and incorporated herein by reference).

         10.5*  Lease  dated May 5,  1994  between  B.G.  Sulzle,  Inc.  and the
         Trustee.

         10.6* Lease dated April 1, 1993 between John Crimi and Aviron (including renewal letter).

         10.7* Extension Agreement dated April 1, 1994 between John Crimi and Aviron.

         10.8* Lease dated July 1, 1994 between LaSalle National Trust, N.A. and Aviron.

         10.9* Employment Agreement with Richard B. Lasken.

         10.10* Change in Control Agreements with Key Management Employees.

         10.11**  Separation  Agreement  and Release  dated July 6, 1995 between
         Richard B. Lasken and the Company (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 31, 1995 and incorporated herein by reference).

         10.12** 1995 Stock Compensation Plan (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by reference).

         10.13** Severance Agreement with Thomas J. Prinzing dated December 6, 1995 (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended November 30, 1995 and incorporated herein by reference).

         10.14** Employment Agreement between CIS Corporation and Greg M. Cody, dated March 8, 1996 (Filed as Exhibit 10.1 to the Company's Form 8-K filed March 21, 1996 and incorporated herein by reference).

         10.15** Employment Agreement between CIS Corporation and Charles C. Sinks, dated March 8, 1996 (Filed as Exhibit 10.2 to the Company's Form 8-K filed March 21, 1996 and incorporated herein by reference).

         10.16   Multi-facility   Loan  and  Security   Agreement   between  CIS
         Corporation and Heller Financial, Inc., dated March 27, 1996.

         10.17  Loan  and  Security   Agreement   between  CIS  Corporation  and
         CoreStates Bank, N.A., dated July 9, 1996.

         22.1 Subsidiaries of the Company.

         23.1 Consent of Independent Accountants.

         27.1 Financial data schedule.
- ----------------------------
         * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

         ** Incorporated by reference.

(b)      Reports on Form 8-K

         The Company filed the following reports on Form 8-K on the dates indicated during the last quarter of the Company's fiscal year:

         Date                                 Description
         ----                                 -----------
         March 21, 1996     The  Company  reported  it  acquired,   through  its
                            wholly-owned subsidiary CIS Corporation, 100% of the
                            capital  stock  of  GMCCCS  (dba  "LaserAccess"),  a
                            privately held California  corporation.  The capital
                            stock was acquired from the two former owners of the
                            business;  (1)  Greg M.  Cody of  Rancho  Santa  Fe,
                            California,  and (2)  Charles C. Sinks of San Diego,
                            California  for a  purchase  price of  approximately
                            $4,608,000.  The items  reported in this filing were
                            Item 2  "Acquisition  or  Disposition of Assets" and
                            Item 7 "Financial  Statements  and Exhibits" and the
                            following   financial   statements  of  GMCCCS  (dba
                            "LaserAccess") were filed therewith:

                         FINANCIAL STATEMENTS OF BUSINESS ACQUIRED

                         Report of Independent Accountants.

                         Balance Sheets of GMCCCS Corp. (dba LaserAccess) as of December 31, 1995 and 1994.

                         Statements of Operations and Retained Earnings (Accumulated deficit) of GMCCCS Corp. (dba LaserAccess) for the year ended December 31, 1995, the seven months ended December 31, 1994, the year ended May 31, 1994 and the year ended May 31, 1993.

                         Statements of Cash Flows of GMCCCS Corp. (dba LaserAccess) for the year ended December 31, 1995, the seven months ended December 31, 1994, the year ended May 31, 1994 and the year ended May 31, 1993.

                         Notes to Financial Statements.

                         On May 7, 1996, the Company amended this Form 8-K by filing Form 8-K/A. The item reported in such amendment was Item 7 "Financial Statements and Exhibits" and the following pro forma financial information of the Company and GMCCCS (dba LaserAccess) were filed therewith:

                         Pro Forma Financial Information.

                         Unaudited Pro Forma Consolidated Balance Sheet as of February 29, 1996.

                         Unaudited   Pro   Forma   Consolidated   Statement   of
                         Operations for the nine months ended February 29, 1996.

                         Unaudited   Pro   Forma   Consolidated   Statement   of
                         Operations for the year ended May 31, 1995.

                         Notes to Unaudited Pro Forma Consolidated Statements.



         April 26, 1996     Press  Release  Announcing  Financial  Facility  and
                            Vendor Program.

         June 10, 1996      Press Release Announcing Fourth Quarter Charge.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTINENTAL INFORMATION SYSTEMS
                                 CORPORATION


                            BY:  /s/  THOMAS J. PRINZING
                                 -----------------------
                                 Thomas J. Prinzing
                                 President, Chief Executive Officer and Director


                            BY:  /s/  FRANK J. CORCORAN
                                 ----------------------
                                 Frank J. Corcoran
                                 Senior Vice President, Chief Financial Officer, Treasurer and Secretary


Dated:     August 15, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


             Signature                                  Title                                                      Date
             ---------                                  -----                                                      ----

/s/ DR. LEON H. BLOOM                               Director                                                August 15, 1996
- ---------------------
Dr. Leon H. Bloom


/s/ ARTHUR R. BREHM                                 Director                                                August 15, 1996
- ---------------------
Arthur R. Brehm


/s/  JAMES P. HASSETT                               Director and Chairman of the Board                      August 15, 1996
- ---------------------
James P. Hassett


/s/  MICHAEL L. ROSEN                               Director                                                August 15, 1996
- ---------------------
Michael L. Rosen


/s/  PAUL M. SOLOMON                                Director                                                August 15, 1996
- ---------------------
Paul M. Solomon

                                INDEX TO EXHIBITS




Exhibit
  No.                            Description
- -------                          -----------

  10.16 Multi-facility Loan and Security Agreement between CIS Corporation and Heller Financial, Inc., dated March 27, 1996.


  10.17 Loan and Security Agreement between CIS Corporation and CoreStates Bank, N.A., dated July 9, 1996.


  22.1            Subsidiaries of the Company.


  23.1            Consent of Independent Accountants.


  27.1            Financial data schedule.