Form 10-Q
period 1996-08-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1996-10-10
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended August 31, 1996 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the Transition period from _________ to __________

Commission file number:  0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                             16-0956508
         --------                                             ----------
(State or other jurisdiction                              (I.R.S. Employer
   of incorporation)                                      Identification No.)

One Northern Concourse, P.O. Box 4785, Syracuse, NY            13221-4785
---------------------------------------------------            ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1996, the registrant has 6,999,040 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.           FINANCIAL INFORMATION:

Item 1.           Financial Statements
                  --------------------

                   Consolidated  Balance  Sheets - August  31,  1996 and May 31,
                   1996

                   Consolidated Statements of Operations and Retained Earnings (Accumulated Deficit) - for the three months ended August 31, 1996 and 1995

                   Consolidated Statements of Cash Flows - for the three months ended August 31, 1996 and 1995

                   Notes to Consolidated Financial Statements

Item 2.            Management's Discussion and Analysis of
                   ---------------------------------------
                   Financial Condition and Results of Operations
                   ---------------------------------------------


PART II.           OTHER INFORMATION


Item 6.            Exhibits and Reports on Form 8-K
                   --------------------------------


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                             CONSOLIDATED BALANCE SHEETS
                                     (Unaudited)


                                                                August 31,    May 31,
                                                                  1996         1996
                                                                --------    --------
Assets:
Cash and cash equivalents ...................................   $  6,050    $  5,382
Accounts receivable, net ....................................      2,815       2,300
Notes receivable ............................................      2,766       2,688
Inventory ...................................................      5,421       3,639
Net investment in direct financing leases ...................     16,192      15,783
Rental equipment, net .......................................     10,539      11,148
Furniture, fixtures and equipment, net ......................        525         625
Accrued interest and other assets ...........................      1,315       1,965
Goodwill, net ...............................................      3,806       3,940
Deferred tax assets .........................................      5,994       6,080
                                                                --------    --------
            Total assets ....................................   $ 55,423    $ 53,550
                                                                ========    ========

Liabilities and Shareholders' Equity:
Liabilities:
     Accounts payable and other liabilities .................   $  3,353    $  2,949
     Net liabilities of discontinued operations (Note 3) ....         88         106
     Discounted lease rental borrowings .....................     16,085      14,738
     Notes payable to former owners of acquired company .....      2,304       2,304
                                                                --------    --------
            Total liabilities ...............................     21,830      20,097
                                                                --------    --------

Shareholders' Equity:
Common Stock, $.01 par value; authorized 10,000,000 shares,
     issued and outstanding 6,999,040, excluding 960 treasury
     shares  (Notes 4 and 6) ................................         70          70
Additional paid-in capital ..................................     34,930      34,930
Accumulated deficit .........................................     (1,407)     (1,547)
                                                                --------    --------
            Total shareholders' equity ......................     33,593      33,453
                                                                --------    --------

            Total liabilities and shareholders' equity ......   $ 55,423    $ 53,550
                                                                ========    ========

         The accompanying notes are an integral part of these financial statements.

                   CONSOLIDATED STATEMENTS OF OPERATIONS AND
                              ACCUMULATED DEFICIT
                                  (Unaudited)

                                                                For the Three
                                                                Months ended
                                                                  August 31,
                                                                1996       1995
Revenues:
Equipment rentals ........................................   $ 1,401    $ 1,842
Income from direct financing leases ......................       457        266
Equipment sales ..........................................     4,645      4,858
Interest, fees and other income ..........................       590        614
                                                             -------    -------
                                                               7,093      7,580
                                                             -------    -------
Costs and Expenses:
Depreciation of rental equipment .........................       850        800
Cost of sales ............................................     3,438      3,430
Interest expense .........................................       325        100
Other operating expenses .................................       499        293
Selling, general and administrative expense ..............     1,755      2,324
                                                             -------    -------
                                                               6,867      6,947
                                                             -------    -------

Income from continuing operations before taxes ...........       226        633
Provision for income tax .................................        86        240
                                                             -------    -------
Income from continuing operations ........................       140        393

Income from discontinued operations, net of tax (Note 3) .      --           73
                                                             -------    -------
Net income ...............................................       140        466

Accumulated deficit, beginning of period .................    (1,547)    (1,613)
                                                             -------    -------

Accumulated deficit, end of period .......................   $(1,407)   $(1,147)
                                                             =======    =======
Net income per share (Note 4)
     Income from continuing operations ...................   $   .02    $   .06
     Income from discontinued operations .................      --          .01
                                                             -------    -------
               Net income ................................   $   .02    $   .07
                                                             =======    =======
   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       For the Three
                                                                        Months ended
                                                                         August 31,
                                                                      1996        1995
                                                                      ----        ----
Cash flows from operating activities:
Net income .....................................................   $   140    $    466
Less:  Net income from discontinued operations .................      --            73
                                                                   -------    --------
Net income from continuing operations ..........................       140         393
                                                                   -------    --------
Adjustments to reconcile net income to net cash
provided by operating activities:
Proceeds from sale of equipment subject to operating leases ....       676       1,232
Amortization of unearned income ................................      (457)       (266)
Collections of rentals on direct financing leases ..............     1,383         883
Depreciation and amortization expense ..........................     1,091         920
Effect on cash flows of changes in:
     Accounts receivable .......................................      (515)        608
     Notes receivable ..........................................       (78)       (185)
     Inventory .................................................    (1,782)        134
     Accrued interest and other assets .........................       650        (468)
     Accounts payable and other liabilities ....................       404      (1,035)
     Income tax liability ......................................      --           193
     Deferred tax assets .......................................        86         285
                                                                   -------    --------
                                                                     1,458       2,301
                                                                   -------    --------

Net cash provided by continuing operations .....................     1,598       2,694
Net cash provided by (used in) discontinued operations .........       (18)       (232)
                                                                   -------    --------
Net cash provided by operations ................................     1,580       2,462
                                                                   -------    --------
Cash flows from investing activities:
Purchase of rental equipment ...................................    (2,252)     (1,124)
Purchase of property and equipment .............................        (7)        (14)
                                                                   -------    --------
              Net cash used in investing activities ............    (2,259)     (1,138)
                                                                   -------    --------
Cash flows from financing activities:
Payments on note payable to Liquidating Estate .................      --        (1,229)
Proceeds from lease, bank and institution financings ...........     3,281         280
Payments on lease, bank and institution financings .............    (1,934)       (356)
                                                                   -------    --------
             Net cash provided by (used in) financing activities     1,347      (1,305)
                                                                   -------    --------
             Net increase in cash and cash equivalents .........       668          19
Cash and cash equivalents at beginning of period ...............     5,382      13,015
                                                                   -------    --------
Cash and cash equivalents at end of period .....................   $ 6,050    $ 13,034
                                                                   =======    ========
         The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements

1.     Basis of Presentation

       The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. To distinguish between the operations of the Company after reorganization (sometimes referred to as the "Reorganized Company") and operations prior to reorganization, the term "Predecessor Company" will be used when reference is made to the pre-reorganization periods. The results of operations for the three months ended August 31, 1996, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included for the fiscal year ended May 31, 1996 appearing in the Company's Form 10-K.

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

       The acquisition has been accounted for using the purchase method of accounting. Allocations of the purchase price have been determined based upon preliminary estimates of fair market value and, therefore, are subject to change. The excess of the purchase price, over the net tangible assets acquired, of approximately $4.0 million, is considered goodwill and is being amortized on a straight line basis over ten years. LaserAccess' results of operations are included in the accompanying consolidated statements of operations of the Company for the three months ended August 31, 1996.

       Unaudited pro forma data giving effect to the purchase as if it had been acquired at the beginning of Fiscal 1996, with adjustments, primarily for imputed interest charges attributable to notes payable to the former owners and amortization of goodwill follows:

                    (In thousands, except per share amounts)

                                                                 For the three
                                                                  months ended
                                                                 August 31, 1995
                                                                 ---------------
Total revenues ...............................................     $    9,211
                                                                   ==========

Income from continuing operations ............................     $      634
                                                                   ==========

Income per share from continuing operations ..................     $      .09
                                                                   ==========

Weighted average number of shares outstanding ................      7,000,000
                                                                   ==========

     Note: Reorganization items and income from discontinued operations have been excluded from the pro forma results.


3.     Discontinued Operations

       As previously reported, on April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron Computer Technologies, Inc. ("Aviron"), that purchased and sold used computer equipment and provided related technical services. After that date, the Company had attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operation and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996, was $1,177,000 (net of $698,000 deferred tax benefit).

       Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $158,000 as of August 31, 1996, due to cash payments principally for severance and facilities costs totaling approximately $256,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of

       $158,000 as of August 31, 1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

       The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                                For the Three
                                                                 months ended
                                                                  August 31,
                                                             1996          1995
                                                             ----          ----
Revenues ...........................................       $   --         $1,666
Costs and expenses .................................           --          1,548
                                                           --------       ------
Income from discontinued operations ................           --            118

Income tax .........................................           --             45
                                                           --------       ------

Net income from discontinued operations ............       $   --         $   73
                                                           ========       ======

The Consolidated Balance Sheets as of August 31, 1996 and May 31, 1996, have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                                                        August 31, 1996      May 31, 1996
                                                                                      ---------------      ------------
Assets:
Cash and cash equivalents ................................................................  $  61                $ 159
Accounts receivable, net .................................................................     --                   55
Inventory ................................................................................    100                  115
Furniture, fixtures and equipment, net ...................................................     --                   58
Accrued interest and other assets ........................................................     16                   16
                                                                                            -----                -----
          Total assets ...................................................................    177                  403
                                                                                            -----                -----
Liabilities:
Accounts payable and accruals ............................................................      1                   44
Other liabilities ........................................................................    264                  465
                                                                                            -----                -----
          Total liabilities ..............................................................    265                  509
                                                                                            -----                -----
               Net Assets (Liabilities) of Discontinued
               Operations ................................................................  $ (88)               $(106)
                                                                                            =====                =====

4.     Net Income Per Share

       Net income per share was computed based on the weighted average number of shares of common stock outstanding during the periods. For the three months ended August 31, 1996 and 1995, the weighted average number of outstanding shares were 6,999,040 and 7,000,000, respectively. As of August 31, 1996, the Company had granted options to purchase 334,000 shares of common stock (see Note 6). Since the average exercise price of these options is in excess of the average market price of the common stock for the three months ended August 31, 1996, the options are considered anti-dilutive and are not included in the computation of net income per share.

5.     Reclassifications

       Certain prior period balances in the financial statements have been reclassified to conform to the current period financial statement presentation.

6.     Stock Option Plan

       On July 6, 1995, the Board of Directors adopted the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan was approved by stockholders at the annual meeting held September 27, 1995 in Syracuse, New York. The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Compensation Committee, employees of and independent contractors and consultants to the Company. As of August 31, 1996, incentive stock options for shares of common stock had been granted to employees and non-qualified stock options for shares of common stock had been granted to non-employee directors as follows:

                                                                                  Number of        Exercise        Fair Market Value
               Description                             Date Granted                Options           Price          at Date of Grant
               -----------                             ------------                -------           -----          ----------------
        Non-Qualified Stock Options                 May 16, 1995                    15,000           $3.50            $  52,500

        Non-Qualified Stock Options                 September 27, 1995               9,000            2.50               22,500

        Incentive Stock Options                     July 11, 1996                  310,000            1.97              610,700
                                                                                   -------                             ---------
              Balance - August 31, 1996                                            334,000                             $685,700
                                                                                   =======                             ========

       As of August 31, 1996, options for 118,333 shares were exercisable.

Continental Information Systems Corporation and its Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 1996, appearing in the Company's Form 10-K.

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


                              Results of Operations

Continuing Operations

As previously reported, the Company has recently adjusted its strategic direction to focus its efforts on the buying and selling of capital equipment in existing and new markets. This decision follows an evaluation of the capital intensive nature of the leasing business, the opportunity for utilization of existing tax loss carryforwards, and the need to reduce the Company's operating cost structure and increase operating profitability. Accordingly, the Company has decided to pursue expansion of the equipment sales business and curtail its leasing operations. As a result, management intends to sell substantially all of its lease portfolio and utilize the proceeds to support its expansion of the equipment sales business. Such expansion is expected to occur through the growth of existing business lines as well as through external means by acquisition of businesses engaged in the distribution of new and refurbished capital equipment. The Company intends to identify acquisition candidates that can complement and broaden the Company's existing product lines and equipment sales activity, and expand the Company's marketing capabilities.

Total revenues decreased 6.4% to $7.1 million for the three months ended August 31, 1996 from $7.6 million for the comparable fiscal quarter in 1995. Equipment rentals and income from direct financing leases decreased 11.9% to $1.9 million for the three months ended August 31, 1996 from $2.1 million for the comparable fiscal quarter in 1995. This decrease primarily reflects a "running out" of the old lease portfolio, developed prior to and during the bankruptcy proceeding. Equipment sales decreased 4.4% to $4.6 million for the three months ended August 31, 1996 from $4.9 million for the comparable period in 1995. This decrease was chiefly due to lower sales in the aircraft business unit during the current period. Interest, fees and other income decreased 3.9% to $590,000 for the three months ended August 31, 1996 from $614,000 for the comparable period in 1995. This decrease reflects a decline in management fees received from income funds and a decrease in fees generated by brokered transactions.

Costs and expenses decreased 1.2% to $6.8 million for the three months ended August 31, 1996 from $6.9 million for the comparable fiscal quarter in 1995. Depreciation of rental equipment increased 6.3% to $850,000 for the three months ended August 31, 1996 from $800,000 for the comparable fiscal period in 1995. This increase is primarily due to depreciation taken on newly acquired used equipment subject to short-term operating leases. Cost of sales as a percentage of sales for the three months ended August 31, 1996 and 1995, was 74.0% and 70.6%, respectively. This variance is primarily the result of product mix, with the aircraft business unit usually generating significant margins on a relatively few large transactions and the telecommunications and printing business units generating comparably lesser margins on a greater number of transactions. Interest expense increased by $225,000 to $325,000 for the three months ended August 31, 1996 from $100,000 for the comparable quarter in 1995. This increase is the result of a significant increase of the average debt outstanding to $17.7 million during the three months ended August 31, 1996 from $4.9 million for the comparable quarter in 1995. This significant increase in the current period primarily represents discounted lease rental borrowings associated with the purchase of rental equipment subject to lease. Other operating expenses increased by $206,000 to $499,000 for the three months ended August 31, 1996 from $293,000 for the comparable quarter in 1995. This increase was chiefly attributable to the amortization of goodwill relative to the LaserAccess acquisition; goodwill of approximately $4.0 million is being amortized on a straight line basis over ten years. Selling, general and administrative expenses decreased 24.5% to $1.8 million for the three months ended August 31, 1996 from $2.3 million for the comparable quarter in 1995. This decrease is principally due to staff reductions between the periods.

Discontinued Operations

As previously reported, on April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron Computer Technologies, Inc. ("Aviron"), that purchased and sold used computer equipment and provided related technical services. After that date, the Company had attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operation and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996 was $1,177,000 (net of $698,000 deferred tax benefit).

Additionally,   on  May  25,  1995,   the  Board  of   Directors   approved  the
discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $158,000 as of August 31, 1996, due to cash payments principally for severance and facilities costs totaling approximately $256,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $158,000 as of August 31, 1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                                For the three
                                                                 months ended
                                                                  August 31,
                                                             1996           1995
                                                             ----           ----
Revenues ...........................................       $   --         $1,666
Costs and expenses .................................           --          1,548
                                                           --------       ------
Income from discontinued operations ................           --            118

Income tax .........................................           --             45
                                                           --------       ------

Net income from discontinued operations ............       $   --         $   73
                                                           ========       ======

Income Taxes

For the three months ended August 31, 1996 and 1995, a provision for deferred income tax expense on income from continuing operations was recorded in the amounts of $86,000 and $240,000, respectively. In addition, for the three months ended August 31, 1995, a provision for deferred income tax expense on income from discontinued operations was recorded in the amount of $45,000.

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

                         Liquidity and Capital Resources

Cash provided by operations for the three months ended August 31, 1996 of $1,580,000 was composed of cash provided by continuing operations of $1,598,000 with $18,000 being used in discontinued operations. Cash provided by continuing operations arose primarily from net income of $140,000 less non-cash amortization of unearned income of $457,000 plus non-cash depreciation and amortization expense of $1,091,000, in addition to proceeds from sale of equipment subject to operating leases of $676,000. Cash provided by collections of rentals on direct financing leases of $1,383,000 was offset primarily by the net change in other balance sheet accounts. New investment in rental equipment for the three months ended August 31, 1996 was $2.3 million as compared to $1.1 million for the comparable period in 1995. The significant increase in rental equipment in the current period resulted from the Company's acquisition of equipment subject to lease. Because a note payable to the Liquidating Estate was paid in full in March 1996, there were no payments made on the note for the three months ended August 31, 1996, as compared to the comparable period in 1995 when the Company made principal payments of $1.2 million. Proceeds from lease, bank and institution financings were $3.3 million for the three months ended August 31, 1996, as compared to $.3 million for the comparable period in 1995. The significant increase in the current period primarily represents discounted lease rental borrowings associated with the purchase of rental equipment subject to lease. Additionally, payments on lease, bank and institution financings increased to $1.9 million for the three months ended August 31, 1996 from $.4 million for the comparable period in 1995.

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

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               --------

               10.1*Loan and  Security  Agreement  between CIS  Corporation  and
                    CoreStates Bank, N.A. dated July 9, 1996.

               10.2 Revolving  credit  facility  between CIS Air Corporation and
                    Norwest Business Credit, Inc., dated July 31, 1996.

               10.3 Revolving  credit  facility  between  GMCCCS  Corp.   (doing
                    business as "LaserAccess") and Norwest Business Credit, Inc., dated July 31, 1996.

               27.1 Financial Data Schedule.


                       ----------------------------------

                    * Filed as Exhibit 10.17 to the Company's Form 10-K filed August 26, 1996 and incorporated herein by reference.


          (b)  Reports on Form 8-K - The Company filed the following  reports on
               --------------------
               Form 8-K on the date indicated during the quarter ended August 31, 1996:

                          Date                      Description
                          ----                      -----------

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

                                               CONTINENTAL INFORMATION SYSTEMS
                                               CORPORATION

Date:    October 7, 1996                       By:  /s/ Thomas J. Prinzing
                                                        ----------------------
                                                        Thomas J. Prinzing
                                                        President and
                                                        Chief Executive Officer


Date:    October 7, 1996                       By:  /s/ Frank J. Corcoran
                                                        ---------------------
                                                        Frank J. Corcoran
                                                        Senior Vice President,
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary