Form 10-Q
period 1996-11-30
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1997-01-10
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended November 30, 1996 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1996, the registrant has 7,014,040 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.             FINANCIAL INFORMATION:

Item 1.             Financial Statements

                    Consolidated Balance Sheets -
                           November 30, 1996 and May 31, 1996

                    Consolidated Statements of Operations and Retained
                           Earnings (Accumulated Deficit) - for the three months and six months ended November 30, 1996 and 1995

                    Consolidated Statements of Cash Flows -
                           for the six months ended November 30, 1996 and 1995

                    Notes to Consolidated Financial Statements

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.            OTHER INFORMATION:

Item 4.             Submission of Matters to a Vote of Security Holders

Item 5.             Other Information

Item 6.             Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                       November 30,   May 31,
                                                                           1996         1996
                                                                           ----         ----
Assets:
Cash and cash equivalents ..........................................     $11,948     $  5,382

Accounts receivable, net ...........................................       1,918        2,295
Notes receivable ...................................................       5,319        3,457
Inventory ..........................................................       7,102        2,875
Net investment in direct financing leases (Note 2) .................       2,321       15,783
Rental equipment, net (Note 2) .....................................       2,373       11,148
Furniture, fixtures and equipment, net .............................         434          625
Other assets .......................................................         957        1,965
Goodwill, net (Note 3) .............................................       3,706        3,940
Deferred tax assets ................................................       4,972        6,080
                                                                         -------     --------
          Total assets .............................................     $41,050     $ 53,550
                                                                         =======     ========
Liabilities and Shareholders' Equity:
Liabilities:
     Accounts payable and other liabilities ........................     $ 1,471     $  2,949
     Net liabilities of discontinued operations (Note 4) ...........         136          106
     Discounted lease rental borrowings (Note 2) ...................       1,849       14,738
     Notes payable to former owners of acquired company (Note 3) ...       2,304        2,304
                                                                         -------     --------
          Total liabilities ........................................       5,760       20,097
                                                                         -------     --------

Shareholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding 7,014,040 and 6,999,040, excluding 960 treasury
     share (Notes 5 and 7) .........................................          70           70
Additional paid-in capital .........................................      34,959       34,930
Retained earnings (accumulated deficit) ............................         261       (1,547)
                                                                         -------     --------
          Total shareholders' equity ...............................      35,290       33,453
                                                                         -------     --------
          Total liabilities and shareholders' equity ...............     $41,050     $ 53,550
                                                                         =======     ========

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                  (Unaudited)

                                                               For the Three                For the Six
                                                                Months ended                Months ended
                                                                November 30,                November 30,
                                                                ------------                ------------
                                                             1996          1995          1996          1995
                                                           --------      --------      --------      --------
Revenues:
Equipment sales ......................................     $  8,412      $  4,028      $ 13,057      $  8,886
Gain from sale of equipment subject
     to lease (Note 2) ...............................        2,475          --           2,475          --
Equipment rentals ....................................        1,219         1,809         2,620         3,651
Income from direct financing leases ..................          432           247           889           513
Interest, fees and other income ......................          441           544         1,031         1,158
                                                           --------      --------      --------      --------
                                                             12,979         6,628        20,072        14,208
                                                           --------      --------      --------      --------

Costs and Expenses:
Cost of sales ........................................        6,691         2,713        10,129         6,143
Depreciation of rental equipment .....................          756           980         1,606         1,780
Interest expense .....................................          370            86           695           186
Other operating expenses .............................          537           284           903           577
Selling, general and administrative expense ..........        1,835         2,053         3,590         4,377
Amortization of goodwill .............................          100          --             233          --
                                                           --------      --------      --------      --------
                                                             10,289         6,116        17,156        13,063
                                                           --------      --------      --------      --------

Income from continuing operations before taxes .......        2,690           512         2,916         1,145
Provision for income tax .............................        1,022           195         1,108           435
                                                           --------      --------      --------      --------
Income from continuing operations ....................        1,668           317         1,808           710

Loss from discontinued operations,
     net of tax (Note 4) .............................         --            (181)         --            (108)
                                                           --------      --------      --------      --------

Net income ...........................................        1,668           136         1,808           602

Retained earnings (accumulated deficit),
     beginning of period .............................       (1,407)       (1,147)       (1,547)       (1,613)
                                                           --------      --------      --------      --------

Retained earnings (accumulated deficit), end of period     $    261      $ (1,011)     $    261      $ (1,011)
                                                           ========      ========      ========      ========

                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                  (Unaudited)
                                                  (continued)

                                                               For the Three                For the Six
                                                                Months ended                Months ended
                                                                November 30,                November 30,
                                                                ------------                ------------
                                                             1996          1995          1996          1995
                                                           --------      --------      --------      --------
Net income per share (Note 5):
      Income from continuing operations ..............     $    .24      $    .04      $    .26      $    .10
      Loss from discontinued operations ..............         --            (.02)         --            (.01)
                                                           --------      --------      --------      --------
                   Net income ........................     $    .24      $    .02      $    .26      $    .09
                                                           ========      ========      ========      ========

Weighted average number of shares
      of common stock outstanding ....................        7,002         7,000         7,001         7,000
                                                           ========      ========      ========      ========

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                                     For the Six
                                                                     Months ended
                                                                     November 30,
                                                                     ------------
                                                                 1995          1996
                                                                 ----          ----
Cash flows from operating activities:
Net income ..............................................     $  1,808      $    602
Less: Net loss from discontinued operations .............         --            (108)
                                                              --------      --------
Income from continuing operations .......................        1,808           710
                                                              --------      --------

Adjustments  to  reconcile net  income  to  net  cash
 provided  by  operating activities:
Proceeds from sale of equipment subject to lease ........        7,367          --
Gain from sale of equipment subject to lease ............       (2,475)         --
Proceeds from sale of other leased equipment ............        3,677         1,692
Amortization of unearned income .........................         (889)         (513)
Collections of rentals on direct financing leases .......        2,736         1,702
Depreciation and amortization expense ...................        2,054         2,017
Other ...................................................           29          --
Effect on cash flows of changes in:
     Accounts receivable ................................          377          (658)
     Notes receivable ...................................       (1,862)       (3,064)
     Inventory ..........................................       (4,227)           71
     Other assets .......................................        1,008           551
     Accounts payable and other liabilities .............         (301)          228
     Deferred tax assets ................................        1,108           368
                                                              --------      --------
                                                                 8,602         2,394
                                                              --------      --------

Net cash provided by continuing operations ..............       10,410         3,104

Net cash provided by (used in) discontinued operations ..           30          (505)
                                                              --------      --------

Net cash provided by operations .........................       10,440         2,599
                                                              --------      --------

Cash flows from investing activities:
Purchase of rental equipment ............................       (2,432)      (13,306)
Purchase of property and equipment ......................          (23)          (34)
                                                              --------      --------
     Net cash used in investing activities ..............       (2,455)      (13,340)
                                                              --------      --------

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                     (continued)
                                                                     For the Six
                                                                     Months ended
                                                                     November 30,
                                                                     ------------
                                                                 1995          1996
                                                                 ----          ----

Cash flows from financing activities:
Payments on note payable to Liquidating Estate ..........         --          (2,422)
Proceeds from lease, bank and institution financings ....        4,631         7,396
Payments on lease, bank and institution financings ......       (6,050)         (772)
                                                              --------      --------
     Net cash provided by (used in) financing activities        (1,419)        4,202
                                                              --------      --------

     Net increase (decrease) in cash and cash equivalents        6,566        (6,539)
Cash and cash equivalents at beginning of period ........        5,382        13,015
                                                              --------      --------
Cash and cash equivalents at end of period ..............     $ 11,948      $  6,476
                                                              ========      ========

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements



1.     Basis of Presentation

       The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the six months ended November 30, 1996, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included for the fiscal year ended May 31, 1996 appearing in the Company's Form 10-K.

2.     Sale of Equipment Subject to Lease

       On November 30, 1996, the Company, through certain wholly-owned subsidiaries, sold a substantial portion of its leased equipment to an institutional investor for a sales price of approximately $20 million, payable in cash of approximately $7.4 million and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $12.5 million. The gain on the transaction of approximately $2.5 million, exclusive of income taxes, is included in results from continuing operations for the fiscal quarter ended November 30, 1996.

3.     Acquisition

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

       The acquisition has been accounted for using the purchase method of accounting. Allocations of the purchase price have been determined based upon preliminary estimates of fair market value and, therefore, are subject to change. The excess of the purchase price, over the net tangible assets acquired, of approximately $4.0 million, is considered goodwill and is being amortized on a straight line basis over ten years. LaserAccess' results of operations are included in the accompanying consolidated statements of operations of the Company for the six months ended November 30, 1996.

       Unaudited pro forma data giving effect to the purchase as if it had been acquired at the beginning of Fiscal 1996, with adjustments, primarily for imputed interest charges attributable to notes payable to the former owners and amortization of goodwill follows:

                    (In thousands, except per share amounts)

                                                                For the six
                                                                months ended
                                                             November 30, 1995
                                                              -----------------
      Total revenues ..................................         $   17,006
                                                                ==========

      Income from continuing operations ...............         $      960
                                                                ==========

      Income per share from continuing operations .....         $      .13
                                                                ==========

      Weighted average number of shares outstanding ...          7,000,000
                                                                 =========

      Note: Reorganization items and income from discontinued operations have been excluded from the pro forma results.


4.     Discontinued Operations

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

       Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $125,000 as of November 30, 1996, due to cash payments principally for severance and facilities costs totaling approximately $289,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $125,000 as of November 30, 1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

       The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):


                                                          For the six
                                                          months ended
                                                           November 30,
                                                     -----------------------
                                                        1996           1995
                                                      -------        -------
       Revenues .................................     $   --         $ 3,247
       Costs and expenses .......................         --           3,422
                                                      -------        -------
       Loss from discontinued operations ........         --            (175)

       Income tax benefit .......................         --             (67)
                                                      -------        -------

       Net loss from discontinued operations ....     $   --         $  (108)
                                                      =======        =======

       The Consolidated Balance Sheets as of November 30, 1996 and May 31, 1996, have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                                November 30,       May 31,
                                                                   1996             1996
                                                                   ----             ----
       Assets:
       Cash and cash equivalents ................................  $  16           $ 159
       Accounts receivable, net .................................     --              55
       Inventory ................................................     13             115
       Furniture, fixtures and equipment, net ...................     --              58
       Other assets .............................................     16              16
                                                                   -----           -----
                 Total assets ...................................     45             403
                                                                   -----           -----
       Liabilities
       Accounts payable and accruals ............................     --              44
       Other liabilities ........................................    181             465
                                                                   -----           -----
                 Total liabilities ..............................    181             509
                                                                   -----           -----
                     Net Assets (Liabilities) of Discontinued
                     Operations ................................   $(136)          $(106)
                                                                   =====           =====

5.     Net Income Per Share

       Net income per share was computed based on the weighted average number of shares of common stock outstanding during the periods. As of November 30, 1996, the Company had granted options to purchase 343,000 shares of common stock (see Note 7). Since the average exercise price of these options is in excess of the average market price of the common stock for the three and six months ended November 30, 1996, the options are considered anti-dilutive and are not included in the computation of net income per share.

6.     Reclassifications

       Certain prior period balances in the financial statements have been reclassified to conform to the current period financial statement presentation.

7.     Stock Compensation Plan

       On July 6, 1995, the Board of Directors adopted the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan was approved by stockholders at the annual meeting held September 27, 1995 in Syracuse, New York. The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Compensation Committee, employees of and independent contractors and consultants to the Company. As of November 30, 1996, incentive stock options for shares of common stock had been granted to employees and non-qualified stock options for shares of common stock had been granted to non-employee directors as follows:

                                                                                   Number of        Exercise       Fair Market Value
               Description                             Date Granted                 Options          Price          at Date of Grant
               -----------                             ------------                 -------          -----          ----------------
        Non-Qualified Stock Options                 May 16, 1995                     15,000           $3.50             $    52,500

        Non-Qualified Stock Options                 September 27, 1995                9,000            2.50                  22,500

        Incentive Stock Options                     July 11, 1996                   310,000            1.97                 610,700

        Non-Qualified Stock Options                 October 23, 1996                  9,000            1.84                  16,560
                                                                                    -------                             -----------

             Balance - November 30, 1996                                            343,000                             $   702,260
                                                                                    =======                              ==========


       As of November 30, 1996, options for 127,333 shares were exercisable.

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

All statements contained herein and in "Item 5 - Other Information" that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements and the Company's future business plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth below and in Item 5, and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              Results of Operations


                  Comparison of the Three Months and Six Months
                        Ended November 30, 1996 and 1995

Continuing Operations

Total revenues increased 95.8% to $12.9 million for the three months ended November 30, 1996 from $6.6 million for the comparable fiscal quarter in 1995. For the six months ended November 30, 1996, total revenues increased 41.3% to $20.1 million from $14.2 million for the comparable fiscal period in 1995. Equipment sales for the three and six months ended November 30, 1996, increased by $4.4 million (108.8%) and $4.2 million (46.9%), respectively, over comparable periods in 1995. These increases are principally attributable to a significant increase in sales in the aircraft business unit during the current quarter. On November 30, 1996, the Company, through certain wholly-owned subsidiaries, sold a substantial portion of its leased equipment to an institutional investor for a sales price of approximately $20 million, payable in cash of approximately $7.4 million and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $12.5 million. The gain on the transaction of approximately $2.5 million, exclusive of income taxes, is included in results from continuing operations for the fiscal quarter ended November 30, 1996. The Company is acquiring additional equipment, subject to lease, which it intends to sell on an ongoing basis, as market conditions permit. However, it is not likely that the magnitude of this sale can be replicated during the remainder of the current fiscal year, since the leased equipment sold took in excess of twelve months to accumulate. The Company's future revenue and earnings from the sale of leased equipment will be affected by a number of factors, including the Company's ability to identify and market equipment leases to equipment lessees, conditions in the secondary market for equipment leases, which may be affected by such factors as the availability of institutional investment capital and interest rates, and competition from other entities seeking to resell equipment leases.

Sales and margins for the Company's laser printing business have been adversely impacted, and may continue to be impacted, as a result of increased activity in the used high speed printer market by Xerox Corporation, the manufacturer of the Company's laser printers, and another large leasing company that has entered the market. While margins in the Company's telecom equipment buy/sell business remain stable, the Company to date has not achieved significant increases in volume from this business. Sales and earnings from the aircraft business are likely to continue to vary quarter-to-quarter, based on the volume of transactions.

Equipment rentals for the three and six months ended November 30, 1996, decreased by $.6 million (32.6%) and $1.0 million (28.2%), respectively, from comparable periods in 1995. These decreases primarily reflect a "running out" of the old lease portfolio, developed during the bankruptcy proceeding. Income from direct financing leases for the three and six months ended November 30, 1996, increased by $.2 million (74.9%) and $.4 million (73.3%), respectively, over comparable periods in 1995. These increases chiefly reflect the increase in lease originations that qualify as "financing leases."

Costs and expenses for the three and six months ended November 30, 1996, increased by $4.2 million (68.2%) and $4.1 million (31.3%), respectively, over the comparable periods in 1995. Cost of sales, as a percentage of sales for the three and six months ended November 30, 1996, were 79.5% and 77.6%, respectively, as compared to 67.4% and 69.1% for the comparable periods in 1995. These variances were primarily the result of product mix. Depreciation of rental equipment for the three and six months ended November 30, 1996, decreased by $.2 million (22.9%) and $.2 million (9.8%), respectively, from comparable periods in 1995. These decreases are directly related to the decline in equipment rentals on operating leases. Interest expense for the three and six months ended November 30, 1996, increased by $.3 million and $.5 million, respectively, over the comparable periods in 1995. These increases are the result of a significant increase in the average debt outstanding during the periods, prior to the assumption of approximately $12.5 million in non-recourse lease rental borrowings by an institutional investor relative to the aforementioned sale of equipment subject to lease. Other operating expenses increased by $.2 million and $.3 million, respectively, over the comparable periods in 1995. Selling, general and administrative expenses for the three and six months ended November 30, 1996, decreased by $.2 million (10.6%) and $.8 million (18.0%), respectively, from the comparable periods in 1995. These decreases were principally due to cost containment efforts and staff reductions between the periods. Amortization of goodwill for the three and six months ended November 30, 1996, was $.1 million and $.2 million, respectively. Goodwill of approximately $4.0 million, relative to the LaserAccess acquisition, is being amortized on a straight-line basis over 10 years.

See "Item 5 - Other Information" for a discussion of the Company's consideration of strategic alternatives.

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

Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $125,000 as of November 30, 1996, due to cash payments principally for severance and facilities costs totaling approximately $289,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $125,000 as of November 30,
1996 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                          For the six
                                                          months ended
                                                           November 30,
                                                     -----------------------
                                                       1996           1995
                                                     -------        -------
Revenues .....................................       $   --         $ 3,247
Costs and expenses ...........................           --           3,422
                                                     -------        -------
Loss from discontinued operations ............           --            (175)

Income tax benefit ...........................           --             (67)
                                                     -------        -------

Net loss from discontinued operations ........       $   --         $  (108)
                                                     =======        =======

Income Taxes

For the three and six months ended November 30, 1996, a provision for deferred income tax expense on income from continuing operations was recorded, at an effective rate of 38%, in the amounts of $1,022,000 and $1,108,000, respectively, as compared to $195,000 and $435,000 for the comparable periods in 1995. In addition, for the three and six months ended November 30, 1995, a provision for deferred income tax benefit on loss from discontinued operations was recorded, at an effective rate of 38%, in the amounts of $112,000 and $67,000, respectively.

                         Liquidity and Capital Resources

Cash provided by operations for the six months ended November 30, 1996 was $10.4 million as compared to $2.6 million for the comparable period in 1995. The increase was primarily due to the proceeds generated by the sale of equipment subject to lease of $7.4 million. In addition to this cash payment, the buyer assumed approximately $12.5 million of the Company's outstanding non-recourse lease rental borrowings. The sale of this leased equipment accelerated the earnings and cash flow from the leases, which would have been received over time, into the current quarter. These funds provide the capital to facilitate the expansion of the Company's buy/sell businesses and support alternative strategic directions being considered by the Board of Directors; see "Item 5 - Other Information." Inventory increased by $4.2 million during the six months ended November 30, 1996 over the comparable period in 1995. This increase was primarily attributable to the acquisition of used aircraft equipment and certain Laser Printing Systems to support increased activity in these business units. New investment in rental equipment was $2.4 million for the six months ended November 30, 1996 as compared to $13.3 million for the comparable period in 1995. The significant investment in rental equipment in 1995 initiated the Company's strategy of originating leases on acquired rental equipment and subsequently selling them to investors, as was accomplished in the current quarter.

Because a note payable to the Liquidating Estate was paid in full in March 1996, there were no additional payments made on the note for the six months ended November 30, 1996, as compared to the comparable period in 1995 when the Company made principal payments of $2.4 million. Proceeds from lease, bank and institution financings were $4.6 million for the six months ended November 30, 1996, as compared to $7.4 million for the comparable period in 1995. The significant proceeds generated in the 1995 period are directly related to the increase in rental equipment during that period and the discounting of lease rentals associated with such equipment. Payments on lease, bank and institution financings were $6.1 million for the six months ended November 30, 1996 as compared to $.8 million for the comparable period in 1995. The increase in the current period represents accelerated payments on certain lines of credit and a full six month payment stream on discounted lease rental borrowings. In the 1995 period, a majority of the borrowings and repayments occurred in the second fiscal quarter.

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

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on October 23, 1996, the following directors were elected to the Board of Directors:

                                           Affirmative Votes    Votes Withheld
                                           -----------------    --------------
             Dr. Leon H. Bloom                5,084,084             21,986
             James P. Hassett                 5,043,618             62,452
             Thomas J. Prinzing               5,068,919             37,151
             Michael L. Rosen                 5,084,475             21,595
             Paul M. Solomon                  5,037,600             68,470

The proposal to increase the number of authorized shares from 10 million to 20 million did not receive the affirmative vote of the holders of at least two-thirds of the outstanding shares of the Company as required by the Company's Restated Certificate of Incorporation and therefore was not approved. The votes were as follows:

     Affirmative Votes          Negative Votes          Abstentions
     -----------------          --------------          -----------
         4,587,487                 299,000                6,713

The ratification of the selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending May 31, 1997 received the requisite number of votes as follows:

     Affirmative Votes          Negative Votes          Abstentions
     -----------------          --------------          -----------
         5,043,985                  50,820                5,303


Item 5.  Other Information

The Company's Board of Directors continues to engage in an ongoing evaluation of the prospects of the Company's existing businesses and how to invest its available capital resources. Because the Company's current businesses may not be able to generate sustained growth in sales and earnings, the Board is considering alternative strategic directions. At a meeting on January 6, 1997, the Board considered a proposal by Oscar Gruss & Son Incorporated, a stockholder of the Company, that the Company enter into the area of real estate finance. Oscar Gruss noted that the demand for real estate acquisition, development and redevelopment projects continues to grow and recommended that the Company enter this sector by allying itself with a sophisticated, well-positioned partner which is already active in this area. The Board established an Executive

Committee composed of directors James P. Hassett, Michael Rosen (who is affiliated with Oscar Gruss), and Paul Solomon to evaluate and negotiate a joint venture with a private real estate finance company. The proposed joint venture would originate high yield bridge and acquisition loans and finance such loans in part through senior debt financing. At this stage, the Company has received only an initial proposal for the venture; whether this transaction or any other transaction will be completed will depend on a number of factors, including the results of due diligence, negotiation of acceptable terms and conditions for such a transaction, and resolution of certain transitional issues. There can be no assurance that this or any other transaction can be consummated.

The Board believes that the real estate finance business would represent a logical extension of the Company's historic business focus and skills as a financial intermediary for asset-based transactions; however, the Company itself has no direct experience in real estate. Accordingly, if the Company implements such a proposal, the Company will be dependent on the expertise of its joint venture partner and will need to employ qualified management to oversee the investment. The Company will also be subject to the risks attendant to real estate finance generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments.

The Board expects to consider a final plan for this strategic direction at a meeting in early April 1997.

Item 6.  Exhibits and Reports on Form 8-K

             (a)     Exhibits

                      10.1 Letter Agreement regarding severance with John R. Campbell dated October 23, 1996.

                      10.2 Letter Agreement regarding severance with Frank J. Corcoran dated October 23, 1996.

                      10.3 Letter Agreement regarding severance with James J. Mosher dated October 23, 1996.

                      10.4 Letter Agreement regarding severance with Thomas J. Prinzing dated October 23, 1996.

                      27.1  Financial Data Schedule.

             (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1996

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CONTINENTAL INFORMATION SYSTEMS
                                                CORPORATION

Date:    January 8, 1997                        By:  /s/Thomas J. Prinzing
                                                     ----------------------
                                                        Thomas J. Prinzing
                                                        President and
                                                        Chief Executive Officer


Date:    January 8, 1997                        By:  /s/Frank J. Corcoran
                                                     --------------------
                                                        Frank J. Corcoran
                                                        Senior Vice President,
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary