Form 10-Q
period 1997-02-28
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1997-04-10
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended February 28, 1997 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1997, the registrant has 7,014,040 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS





PART I.                 FINANCIAL INFORMATION:

Item 1.                 Financial Statements

                        Consolidated Balance Sheets -
                                 February 28, 1997 and May 31, 1996

                        Consolidated   Statements  of  Operations  and  Retained
                               Earnings (Accumulated Deficit) - for the three months and nine months ended February 28, 1997 and February 29, 1996

                        Consolidated Statements of Cash Flows -
                               for the nine months ended February 28, 1997 and February 29, 1996

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


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)


                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)


                                                                     February 28,      May 31,
                                                                         1997           1996
                                                                         ----           ----
Assets:
Cash and cash equivalents .......................................... $  10,711     $    5,382
Accounts receivable, net ...........................................     3,857          2,295
Notes receivable ...................................................     4,568          3,457
Inventory ..........................................................     6,801          2,875
Net investment in direct financing leases (Note 2) .................     2,250         15,783
Rental equipment, net (Note 2) .....................................     3,985         11,148
Furniture, fixtures and equipment, net .............................       326            625
Other assets .......................................................     1,129          1,965
Goodwill, net (Note 3) .............................................     3,606          3,940
Deferred tax assets ................................................     4,903          6,080
                                                                     ---------     ----------
          Total assets ............................................. $  42,136     $   53,550
                                                                     =========     ==========
Liabilities and Shareholders' Equity:
Liabilities:
     Accounts payable and other liabilities ........................ $   1,389     $    2,949
     Net liabilities of discontinued operations (Note 4) ...........       121            106
     Discounted lease rental borrowings (Note 2) ...................     2,153         14,738
     Note payable to institution - secured .........................       766              -
     Notes payable to former owners of acquired company (Note 3) ...     2,304          2,304
                                                                     ---------     ----------
          Total liabilities ........................................     6,733         20,097
                                                                     ---------     ----------


Shareholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares, issued and outstanding 7,014,040 and 6,999,040, excluding 960 treasury
     shares (Notes 5 and 7) .........................................       70             70
Additional paid-in capital .........................................    34,959         34,930
Retained earnings (accumulated deficit) ............................       374         (1,547)
                                                                     ---------     ----------
          Total shareholders' equity ...............................    35,403         33,453
                                                                     ---------     ----------

          Total liabilities and shareholders' equity ............... $  42,136     $   53,550
                                                                     =========     ==========

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)


                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                     (Unaudited)

                                                                   For the Three                 For the Nine
                                                                   months ended                  months ended
                                                           --------------------------    ----------------------------
                                                           February 28,  February 29,    February 28,    February 29,
                                                              1997          1996            1997            1996
                                                             ------       --------        --------        --------
Revenues:
Equipment sales ......................................       $4,962       $  3,717        $ 18,019        $ 12,603
Gain from sale of equipment subject
     to lease (Note 2) ...............................          341           --             2,816            --
Equipment rentals ....................................          564          1,432           3,184           5,083
Income from direct financing leases ..................          131            385           1,020             898
Interest, fees and other income ......................          567            763           1,598           1,921
                                                             ------       --------        --------        --------
                                                              6,565          6,297          26,637          20,505
                                                             ------       --------        --------        --------

Costs and Expenses:
Cost of sales ........................................        3,811          2,892          13,940           9,035
Depreciation of rental equipment .....................          216            768           1,822           2,548
Interest expense .....................................          137            164             832             350
Other operating expenses .............................          415            362           1,318             939
Selling, general and administrative expense ..........        1,703          1,832           5,293           6,209
Amortization of goodwill .............................          101           --               334            --
                                                             ------       --------        --------        --------
                                                              6,383          6,018          23,539          19,081
                                                             ------       --------        --------        --------

Income from continuing operations before taxes .......          182            279           3,098           1,424
Provision for income tax .............................           69            106           1,177             541
                                                             ------       --------        --------        --------
Income from continuing operations ....................          113            173           1,921             883

Loss from discontinued operations,
     net of tax (Note 4) .............................         --             (140)           --              (248)
                                                             ------       --------        --------        --------

Net income ...........................................          113             33           1,921             635

Retained earnings (accumulated deficit),
     beginning of period .............................          261         (1,011)         (1,547)         (1,613)
                                                             ------       --------        --------        --------

Retained earnings (accumulated deficit), end of period       $  374       $   (978)       $    374        $   (978)
                                                             ======       ========        ========        ========

                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                     (Unaudited)
                                                     (continued)

                                                                   For the Three                 For the Nine
                                                                   months ended                  months ended
                                                           --------------------------    ----------------------------
                                                           February 28,  February 29,    February 28,    February 29,
                                                              1997          1996            1997            1996
                                                             ------       --------        --------        --------
Net income per share (Note 5):
      Income from continuing operations ..............       $  .01       $    .02        $    .27        $    .13
      Loss from discontinued operations ..............         --             (.02)           --              (.04)
                                                             ------       --------        --------        --------
                   Net income ........................       $  .01       $   --          $    .27        $    .09
                                                             ======       ========        ========        ========

Weighted average number of shares
      of common stock outstanding ....................        7,014          6,999           7,005           7,000
                                                             ======       ========        ========        ========

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)

                                                                        For the Nine
                                                                        months ended
                                                                -----------------------------
                                                                February 28,     February 29,
                                                                   1997             1996
                                                                 --------         --------
Cash flows from operating activities:
Net income ..............................................        $  1,921         $    635
Less: Net loss from discontinued operations .............            --               (248)
                                                                 --------         --------
Income from continuing operations .......................           1,921              883
                                                                 --------         --------

Adjustments to reconcile net income to net cash
  provided by operating activities:
Proceeds from sale of equipment subject to lease ........           7,367             --
Gain from sale of equipment subject to lease ............          (2,816)            --
Proceeds from sale of other leased equipment ............           3,684            1,759
Amortization of unearned income .........................          (1,020)            (898)
Collections of rentals on direct financing leases .......           3,058            3,362
Dealer profit from sales-type lease .....................            (142)            --
Depreciation and amortization expense ...................           2,478            2,897
Other ...................................................              29             --
Effect on cash flows of changes in:
     Accounts receivable ................................            (787)            (381)
     Notes receivable ...................................            (550)          (2,446)
     Inventory ..........................................          (3,926)          (1,012)
     Other assets .......................................             836             (120)
     Accounts payable and other liabilities .............            (387)              93
     Deferred tax assets ................................           1,177              389
                                                                 --------         --------
                                                                    9,001            3,643
                                                                 --------         --------

Net cash provided by continuing operations ..............          10,922            4,526

Net cash provided by (used in) discontinued operations ..              15           (1,161)
                                                                 --------         --------

Net cash provided by operations .........................          10,937            3,365
                                                                 --------         --------

Cash flows from investing activities:
Purchase of rental equipment ............................          (5,940)         (16,121)
Purchase of property and equipment ......................             (23)             (39)
Net cash provided by the sale of TLP subsidiaries .......            --                754
                                                                 --------         --------
     Net cash used in investing activities ..............          (5,963)         (15,406)
                                                                 --------         --------

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                         (continued)

                                                                        For the Nine
                                                                        months ended
                                                                -----------------------------
                                                                February 28,     February 29,
                                                                   1997             1996
                                                                 --------         --------
Cash flows from financing activities:
Payments on note payable to Liquidating Estate ..........            --             (3,255)
Proceeds from lease, bank and institution financings ....           7,498            9,893
Payments on lease, bank and institution financings ......          (7,143)          (1,519)
                                                                 --------         --------
     Net cash provided by (used in) financing activities              355            5,119
                                                                 --------         --------

     Net increase (decrease) in cash and cash equivalents           5,329           (6,922)
Cash and cash equivalents at beginning of period ........           5,382           13,015
                                                                 --------         --------
Cash and cash equivalents at end of period ..............        $ 10,711         $  6,093
                                                                 ========         ========

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements


1.     Basis of Presentation

       The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the nine months ended February 28, 1997, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included for the fiscal year ended May 31, 1996 appearing in the Company's Form 10-K.

2.     Sale of Equipment Subject to Lease

       On November 30, 1996, the Company, through certain wholly-owned subsidiaries, sold a substantial portion of its leased equipment to an institutional investor for a sales price of approximately $20 million, payable in cash of approximately $7.4 million and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $12.5 million. The gain on the transaction of approximately $2.5 million, exclusive of income taxes, is included in results from continuing operations for the fiscal quarter ended November 30, 1996. Additionally, on February 28, 1997, the Company sold an additional portion of its leased equipment to the same institutional investor for a sales price of approximately $2 million, payable in cash of approximately $775,000, a short-term note of approximately $560,000, the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $343,000 and the payment of the Company's related outstanding recourse lease rental borrowings of approximately $379,000. The gain on the transaction of approximately $341,000, exclusive of income taxes, is included in results from continuing operations for the fiscal quarter ended February 28, 1997.

3.     Acquisition

       On March 8, 1996, the Company, through its wholly-owned subsidiary, CIS Corporation, acquired 100% of the capital stock of GMCCCS Corp. (dba "LaserAccess") for a purchase price of approximately $4,608,000, payable in cash of approximately $2,304,000 at closing and the balance of approximately $2,304,000 in the form of notes payable in three equal annual installments, commencing March 8, 1997, with interest at the rate of 8.25% on the unpaid principal balance. The first annual principal installment, plus accrued interest, was paid on a timely basis. In addition to the purchase price to be paid in cash and notes, CIS Corporation is obligated to pay the sellers an annual earn out payment for each of the first four years following the March 8, 1996 sale. The earn out payment is based upon the annual pretax income of LaserAccess. LaserAccess is engaged in the sales and marketing of remanufactured Xerox High Speed Laser Printing Systems.

       The acquisition has been accounted for using the purchase method of accounting. Allocations of the purchase price have been determined based upon preliminary estimates of fair market value and, therefore, are subject to change. The excess of the purchase price, over the net tangible assets acquired, of approximately $4.0 million, is considered goodwill and is being amortized on a straight line basis over ten years. LaserAccess' results of operations are included in the accompanying consolidated statements of operations of the Company for the nine months ended February 28, 1997.

       Unaudited pro forma data giving effect to the purchase as if it had been acquired at the beginning of Fiscal 1996, with adjustments, primarily for imputed interest charges attributable to notes payable to the former owners and amortization of goodwill follows:

                                                        (In thousands, except per share amounts)

                                                                     For the nine
                                                                     months ended
                                                                  February 29, 1996
                                                                  -----------------
Total revenues .............................................          $   22,796
                                                                      ==========

Income from continuing operations ..........................          $    1,161
                                                                      ==========

Income per share from continuing operations ................          $      .17
                                                                      ==========

Weighted average number of shares outstanding ..............           7,000,000
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

       Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $99,000 as of February 28, 1997, due to cash payments principally for severance and facilities costs totaling approximately $315,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $99,000 as of February 28, 1997 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

       The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                             For the nine
                                                             months ended
                                                     February 28,     February 29,
                                                     ------------     ------------
                                                        1997              1996
                                                     ------------       -------
Revenues .....................................       $       --         $ 4,786
Costs and expenses ...........................               --           5,186
                                                     ------------       -------
Loss from discontinued operations ............               --            (400)

Income tax benefit ...........................               --            (152)
                                                     ------------       -------

Net loss from discontinued operations ........       $       --         $  (248)
                                                     ============       =======

       The Consolidated Balance Sheets as of February 28, 1997 and May 31, 1996, have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                           February 28,  May 31,
                                                               1997       1996
                                                               -----      -----
Assets:
Cash and cash equivalents ................................     $--        $ 159
Accounts receivable, net .................................      --           55
Inventory ................................................        13        115
Furniture, fixtures and equipment, net ...................      --           58
Other assets .............................................        16         16
                                                               -----      -----
          Total assets ...................................        29        403
                                                               -----      -----

Liabilities:
Accounts payable and accruals ............................      --           44
Other liabilities ........................................       150        465
                                                               -----      -----
          Total liabilities ..............................       150        509
                                                               -----      -----
               Net Assets (Liabilities) of Discontinued
               Operations ................................     $(121)     $(106)
                                                               =====      =====

5.     Net Income Per Share

       Net income per share was computed based on the weighted average number of shares of common stock outstanding during the periods. As of February 28, 1997, the Company had outstanding options to purchase 334,000 shares of common stock (see Note 7). The potential dilution of these options is immaterial in the computation of net income per share.

6.     Reclassifications

       Certain prior period balances in the financial statements have been reclassified to conform to the current period financial statement presentation.

7.     Stock Compensation Plan

       On July 6, 1995, the Board of Directors adopted the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan was approved by stockholders at the annual meeting held September 27, 1995 in Syracuse, New York. The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Compensation Committee, employees of and independent contractors and consultants to the Company. As of February 28, 1997, outstanding incentive stock options (for shares of common stock) that have been granted to employees and outstanding non-qualified stock options (for shares of common stock) that have been granted to non-employee directors are as follows:

                                                                              Number of       Exercise        Fair Market Value
               Description                           Date Granted              Options          Price          at Date of Grant
               -----------                           ------------              -------          -----          ----------------
        Non-Qualified Stock Options                 May 16, 1995                 6,000           $3.50             $   21,000

        Non-Qualified Stock Options                 September 27, 1995           9,000            2.50                 22,500

        Incentive Stock Options                     July 11, 1996              310,000            1.97                610,700

        Non-Qualified Stock Options                 October 23, 1996             9,000            1.84                 16,560
                                                                               -------                            -----------

             Balance - February 28, 1997                                       334,000                             $  670,760
                                                                               =======                             ==========

       As of February 28, 1997, options for 118,333 shares were exercisable.

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

                              Results of Operations

                 Comparison of the Three Months and Nine Months
                  Ended February 28, 1997 and February 29, 1996

Continuing Operations

Total revenues increased 4.3% to $6.6 million for the three months ended February 28, 1997 from $6.3 million for the comparable fiscal quarter in 1996. For the nine months ended February 28, 1997, total revenues increased 29.9% to $26.6 million from $20.5 million for the comparable fiscal period in 1996. Equipment sales for the three and nine months ended February 28, 1997, increased by $1.2 million (33.5%) and $5.4 million (43.0%), respectively, over comparable periods in 1996. These increases are principally attributable to the addition of LaserAccess' results of operations for the current nine month period, after being acquired March 8, 1996. On November 30, 1996, the Company, through certain wholly-owned subsidiaries, sold a substantial portion of its leased equipment to an institutional investor for a sales price of approximately $20 million, payable in cash of approximately $7.4 million and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $12.5 million. The gain on the transaction of approximately $2.5 million, exclusive of income taxes, is included in results from continuing operations for the fiscal quarter ended November 30, 1996. Additionally, on February 28, 1997, the Company sold an additional portion of its leased equipment to the same institutional investor for a sales price of approximately $2 million, payable in cash of approximately $775,000, a short-term note of approximately $560,000, the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $343,000 and the payment of the Company's related outstanding recourse lease rental borrowings of approximately $379,000. The gain on the transaction of approximately $341,000, exclusive of income taxes, is included in results from continuing operations for the fiscal quarter ended February 28, 1997. The Company is acquiring additional equipment, subject to lease, which it intends to sell on an ongoing basis, as market conditions permit. However, it is not likely that the magnitude of these sales can be replicated during the remainder of the current fiscal year, since the leased equipment sold took in excess of twelve months to accumulate. The Company's future revenue and earnings from the sale of leased equipment will be affected by a number of factors, including the Company's ability to identify and market equipment leases to equipment lessees, conditions in the secondary market for equipment leases, which may be affected by such factors as the availability of institutional investment capital and interest rates, and competition from other entities seeking to resell equipment leases.

Sales and margins for the Company's laser printing business have been adversely impacted, and may continue to be impacted, as a result of increased activity in the used high speed printer market by Xerox Corporation, the manufacturer of the Company's laser printers, and another large leasing company that has entered the market. While margins in the Company's telecom equipment buy/sell business remain stable, the Company to date has not achieved significant increases in volume from this business. The Board of Directors has decided to seek a buyer for the Company's telecom equipment buy/sell business. Sales and earnings from the aircraft business are likely to continue to vary quarter-to-quarter, based on the volume of transactions.

Equipment rentals and income from direct financing leases for the three and nine months ended February 28, 1997, decreased by $1.1 million (61.8%) and $1.8 million (29.7%), respectively, from comparable periods in 1996. These decreases are directly related to the sale of a substantial portion of the Company's leased equipment to an institutional investor in the second and third quarters of the current fiscal year. Interest, fees and other income for the three and nine months ended February 28, 1997, decreased by $196,000 (25.7%) and $323,000 (16.8%), respectively, from comparable periods in 1996. These decreases primarily reflect a decline in management fees received from income funds.

Costs and expenses increased 6.1% to $6.4 million for the three months ended February 28, 1997 from $6.0 million for the comparable quarter in 1996. For the nine months ended February 28, 1997, costs and expenses increased 23.4% to $23.5 million from $19.1 million for the comparable fiscal period in 1996. Cost of sales, as a percentage of sales, for the three and nine months ended February 28, 1997, were 76.8% and 77.4%, respectively, as compared to 77.8% and 71.7% for the comparable periods in 1996. These variances are primarily the result of product mix, with the aircraft business unit usually generating significant margins on a relatively few large transactions and the telecommunications and printing business units generating comparably lesser margins on a greater number of transactions. Depreciation of rental equipment for the three and nine months ended February 28, 1997, decreased by $.6 million (71.9%) and $.7 million (28.5%), respectively, from comparable periods in 1996. These decreases are directly related to the sale of a substantial portion of the Company's portfolio of leased equipment in the second and third quarters of the current fiscal year. Interest expense for the nine months ended February 28, 1997, increased $.5 million (137.7%) to $.8 million from $.3 million for the comparable period in 1996. This increase was primarily the result of a significant increase in the average debt outstanding during the current nine month period, prior to the assumption of approximately $12.5 million in non-recourse lease rental borrowings by an institutional investor in the second quarter, relative to the aforementioned sale of equipment subject to lease. Other operating expenses for the three and nine months ended February 28, 1997, increased by $53,000 (14.6%) and $379,000 (40.4%), respectively, over comparable periods in 1996. These increases are primarily attributable to refurbishment expenses related to LaserAccess's results of operations for the current nine month period, after being acquired March 8, 1996. Selling, general and administrative expenses for the three and nine months ended February 28, 1997, decreased by $129,000 (7.0%) and $916,000 (14.7%), respectively, from comparable periods in 1996. These decreases were principally due to cost containment efforts and staff reductions between the periods. Amortization of goodwill for the three and nine months ended February 28, 1997, was $101,000 and $334,000, respectively. Goodwill of approximately $4.0 million, relative to the LaserAccess acquisition, is being amortized on a straight-line basis over 10 years.

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

Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to $99,000 as of February 28, 1997, due to cash payments principally for severance and facilities costs totaling approximately $315,000 and a net reduction of $330,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The remaining liability of $99,000 as of February 28, 1997 is expected to be liquidated by cash payments extending through approximately May 31, 1997. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996.

The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                           For the nine
                                                           months ended
                                                    February 28,  February 29,
                                                    ------------  ------------
                                                       1997           1996
                                                     -------       -------
Revenues .....................................       $  --         $ 4,786
Costs and expenses ...........................          --           5,186
                                                     -------       -------
Loss from discontinued operations ............          --            (400)

Income tax benefit ...........................          --            (152)
                                                     -------       -------

Net loss from discontinued operations ........       $  --         $  (248)
                                                     =======       =======



Income Taxes


For the three and nine months ended February 28, 1997, a provision for deferred income tax expense on income from continuing operations was recorded, at an effective rate of 38%, in the amounts of $69,000 and $1,177,000, respectively, as compared to $106,000 and $541,000 for the comparable periods in 1996. In addition, for the three and nine months ended February 29, 1996, a provision for deferred income tax benefit on loss from discontinued operations was recorded, at an effective rate of 38%, in the amounts of $85,000 and $152,000, respectively.

                         Liquidity and Capital Resources

Cash provided by operations for the nine months ended February 28, 1997 was $10.9 million as compared to $3.4 million for the comparable period in 1996. The increase was primarily due to the proceeds generated by two sales of equipment subject to lease of $7.4 million in the second and third fiscal quarters. In addition to the cash payments and a short-term note of approximately $560,000, the buyer assumed approximately $12.8 million of the Company's related outstanding non-recourse lease rental borrowings and approximately $379,000 of the Company's related outstanding recourse lease rental borrowings were paid off. The sales of this leased equipment accelerated the earnings and cash flow from the leases, which would have been received over time, into the second and third quarters of the current fiscal year. These funds provide the capital to facilitate the expansion of the Company's buy/sell businesses and support alternative strategic directions being considered by the Board of Directors; see "Item 5 - Other Information." Inventory increased by $3.9 million during the nine months ended February 28, 1997 over the comparable period in 1996. This increase was primarily attributable to the acquisition of used aircraft equipment and certain Laser Printing systems to support increased business activity in these business units. New investment in rental equipment was $5.9 million for the nine months ended February 28, 1997 as compared to $16.1 million for the comparable period in 1996. The significant investment in rental equipment in 1996 initiated the Company's strategy of originating leases on acquired rental equipment and subsequently selling them to investors, as was accomplished in the second and third quarters of the current fiscal year.

Because a note payable to the Liquidating Estate was paid in full in March 1996, there were no additional payments made on the note for the nine months ended February 28, 1997 as compared to the comparable period in 1996 when the Company made principal payments of $3.3 million. Proceeds from lease, bank and institution financings were $7.5 million for the nine months ended February 28, 1997, as compared to $9.9 million for the comparable period in 1996. The significant proceeds generated in the 1996 period are directly related to the increase in rental equipment during that period and the discounting of lease rentals associated with such equipment. Payments on lease, bank and institution financings were $7.1 million for the nine months ended February 28, 1997 as compared to $1.5 million for the comparable period in 1996. The increase in the current nine month period primarily represents accelerated payments on certain lines of credit and increased payments on discounted lease rental borrowings prior to the sale of the related leased equipment.

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations. In April 1996, the Company finalized a revolving loan agreement with an institution to provide interim and recourse/limited recourse lease financing in the total amount of $5 million. On March 14, 1997, the Company was notified by this institution that it was terminating the credit line due primarily to minimal use of the facility. The Company believes that the termination of this facility will not have a material effect of the Company's liquidity or ability to finance its current businesses. In July 1996, the Company finalized two revolving loan agreements with institutions to provide (1) warehouse lease financing in the amount of $5 million and (2) inventory financing for LaserAccess and CIS Air in the amount of $7 million. At February 28, 1997, approximately $1.2 million in loans payable were outstanding under these lines of credit.

                           PART II - OTHER INFORMATION


Item 5.  Other Information

The Company's Board of Directors is continuing its ongoing evaluation of the prospects of the Company's existing businesses and alternative strategic directions. As part of this process, the Board of Directors has decided to seek a buyer for the Company's telecom equipment buy/sell business. It is continuing to pursue a possible real estate finance venture with a private real estate finance company, as previously disclosed, but no agreement has been reached to date, and there can be no assurance that any such transaction can be consummated.

Effective April 11, 1997, Frank J. Corcoran, the Company's Chief Financial Officer and Senior Vice President is leaving the Company ("Severance Event"). Pursuant to the terms of a letter agreement with the Company dated October 23, 1996, Mr. Corcoran is entitled to receive the following severance benefits: (i) a severance payment of $75,000, which is equal to six months base salary as in effect on the date of the Severance Event, payable at Corcoran's option in a lump sum or in six equal monthly installments; and (ii) certain continued benefits (life insurance, medical, health and accident, and disability arrangements) until the earlier of six months from the date of the Severance Event or the commencement by Corcoran of full time employment by another employer. Bruce W. Lewis, Jr., Director of Accounting and Tax, has been appointed Treasurer of the Company, and James J. Mosher, Vice President and Controller, has been appointed Secretary of the Company.

Item 6.  Exhibits and Reports on Form 8-K

             (a)     Exhibits - None

             (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CONTINENTAL INFORMATION SYSTEMS
                                               CORPORATION

Date:    April 8, 1997                         By:  /s/ Thomas J. Prinzing
                                                    ----------------------
                                                    Thomas J. Prinzing
                                                    President and
                                                    Chief Executive Officer


Date:    April 8, 1997                         By:  /s/ Frank J. Corcoran
                                                    ---------------------
                                                    Frank J. Corcoran
                                                    Senior Vice President,
                                                    Chief Financial Officer,
                                                    Treasurer and Secretary