Form 10-K
period 1997-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1997-08-28
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

         For the Fiscal Year May 31, 1997 Commission File Number 0-25104

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

The number of the registrant's shares of Common Stock outstanding on July 31, 1997 was 7,010,827.

As of July 31, 1997, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $12,621,953.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

     * Excludes 1,552,685 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at July 31, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Continental Information Systems Corporation and its Subsidiaries


                                     PART I

ITEM 1. BUSINESS

General

The Company is engaged in the buying and selling of commercial aircraft, telecommunications equipment, high speed production laser printing systems, and certain other industrial equipment, provides leasing services in connection with such equipment, and is engaged in providing real estate financing. From its founding in 1968, the Company had been primarily engaged in the sale and marketing of International Business Machines Corporation ("IBM") mainframe and peripheral computer equipment. However, in more recent years, the computer industry has undergone a fundamental transformation highlighted by technological advances, increased competition, increased demand for open computing systems, and a shift in market demand toward distributed computing and client/server technology and away from mainframe computing. The result has been an erosion of margins and a growing focus by customers on information processing solutions rather than on hardware. As a result, the Company has attempted to expand into other more attractive capital markets.

For the twelve months ending May 31, 1997, approximately 77% of the Company's revenues from continuing operations were derived from its buying and selling ("buy/sell") activities, approximately 16% from its leasing activities and approximately 7% from interest, fees and other income.

During the current fiscal year, the Company made a strategic decision to diversify into real estate financing as an extension of its historical financing business. In conjunction with this effort, in the second and third quarters of fiscal 1997, the Company sold a substantial portion of its portfolio of leased equipment to provide capital to facilitate the expansion of the Company's strategic business units which are comprised of aircraft, leasing, equipment trading businesses and real estate finance. Additionally, the Company is currently engaged in negotiations to sell its telecommunications business unit. Subsequent to year end, on July 3, 1997, the Company announced that it had entered into a joint investment agreement with Emmes Investment Management Co. LLC ("Emmes") to provide high-yield, short-term financing for commercial real estate transactions. The Company's commitment is up to $8 million in approved transactions. The transaction with Emmes is part of an ongoing restructuring of the Company's broad based asset lending activities. In addition, the Company anticipates committing additional resources to its existing aircraft and leasing businesses.

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

Real Estate Financing

As noted previously, on July 3, 1997, the Company announced that it had entered into a joint investment agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes") to provide high-yield, short-term financing for commercial real estate transactions. The Company's commitment is up to $8 million in approved transactions. Under the Emmes Agreement, Emmes will identify, negotiate and service proposed transactions. The Company will make its own independent determination whether to participate in a proposed transaction. It is expected that the Company will co-invest in each transaction with other funds managed by Emmes, and that the transactions will be leveraged through borrowings under a senior credit facility obtained by Emmes. The Company's investments will be pledged to secure its portion of such borrowings, but the loans will otherwise be non-recourse to the Company. The Company will pay a management fee to Emmes equal to a percentage of total assets under management (including leverage) plus a portion of profits on the investments to the extent that total return on the Company's invested capital exceeds specified thresholds. The term of the Agreement is three years, unless earlier terminated in accordance with its terms. The Emmes Agreement is expected to involve transactions which do not meet the underwriting standards of a traditional lender, and instances where there are unusual time constraints. Emmes, founded in 1992 by individuals who have been involved in commercial real estate dating back to the early 1970s, provides high-yield, short-term real estate financing as well as a broad range of other special opportunity real estate investments. Management believes that the real estate finance business represents a logical extension of the Company's historic business focus and skills as a financial intermediary for asset-based transactions; however, the Company itself has no direct experience in real estate. Accordingly, the Company will be dependent on the expertise of Emmes and will need to employ qualified management to oversee the investment. The Company will also be subject to the risks attendant to real estate finance generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments; in particular, the risks of borrower default may be high given the nature of its contemplated investments.

Laser Printing Systems Equipment

On March 8, 1996, the Company, through its CIS subsidiary, completed the acquisition of 100% of the outstanding shares of LaserAccess. LaserAccess is a San Diego, California based buy/sell technical sales and marketing business specializing in marketing previously-owned Xerox High Speed Laser Printing Systems. The Company had been a marketing partner of LaserAccess since 1991. The consideration consisted of a combination of cash and notes approximating $4.6 million, and the terms of the agreement provide for future incentive payments, assuming LaserAccess achieves certain earnings levels. LaserAccess had revenue of $5.4 million for the year ended December 31, 1995, and pretax income for the year then ended of $1.2 million. (See Note 3 to the Company's Financial Statements.) LaserAccess had not been subject to Federal and State income taxes since it was a Subchapter S Corporation prior to the acquisition by the Company.

Recently, sales and margins for the Company's laser printing business have been adversely impacted, and may continue to be impacted, as a result of increased activity in the used high speed printer market by Xerox Corporation, the manufacturer of the Company's laser printers, and another large financial services company that has entered the market.

The Company will continue to buy and sell high and low end, new and used, laser printing systems. Through its LaserAccess technical and engineering facility, the Company now has the added capability to completely refurbish and maintain an inventory of Xerox High Speed Laser Printing Systems. LaserAccess provides customer assurance and guarantees each system to be eligible for either a Xerox or third party maintenance contract. These capabilities may give the Company an advantage over many of its competitors.

Equipment Leasing

The Company has conducted its leasing business in a manner designed to conserve working capital and minimize credit exposure. The Company generally enters into lease transactions with creditworthy companies whose leases can be readily discounted, on a non-recourse basis, with banks or finance companies. The Company's credit standards reflect the then current and anticipated market for transactions of the type originated by the Company. The creditworthiness of an individual customer is evaluated through a review of the customer's public debt rating and/or an analysis of the customer's financial statements and credit references. After the debt is repaid over the term of the initial lease, the subsequent re-lease or remarketing of the equipment generates additional cash flow for the Company. The Company currently intends to offer a leasing alternative to its customers as a means of sales support.

On November 30, 1996, the Company, through certain wholly-owned subsidiaries, sold a substantial portion of its leased equipment to an institutional investor for a sales price of approximately $20 million, payable in cash of approximately $7.4 million and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $12.5 million. The gain on the transaction of approximately $2.5 million, exclusive of income taxes, was included in results from continuing operations for the fiscal quarter ended November 30, 1996. Additionally, on February 28, 1997, the Company sold an additional portion of its leased equipment to the same institutional investor for a sales price of approximately $2 million, payable in cash of approximately $775,000, a short-term note of approximately $560,000, the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $343,000 and the payment of the Company's related outstanding recourse lease rental borrowings of approximately $379,000. The gain on the transaction of approximately $341,000, exclusive of income taxes, was included in results from continuing operations for the fiscal quarter ended February 28, 1997. The Company is acquiring additional equipment, subject to lease, which it intends to sell on an ongoing basis, as market conditions permit. The Company's future revenue and earnings from the sale of leased equipment will be affected by a number of factors, including the Company's ability to identify and market equipment leases to equipment lessees, conditions in the secondary market for equipment leases, which may be affected by such factors as the availability of institutional investment capital and interest rates, and competition from other entities seeking to resell equipment leases.

Telecommunications Equipment

During the current fiscal year, the Company's efforts in the telecommunications/telephony market continued to be focused on providing both new and used AT&T, Rolm and Northern Telecom equipment to a nationwide customer base of users with mid-size or larger phone systems. While margins in this business unit remain stable, the Company to date has not achieved significant increases in volume from this business. The Board of Directors has decided to sell this business unit and the Company is currently engaged in negotiations with a potential buyer.

Customers and Marketing

A majority of the Company's sales are with repeat customers under normal commercial terms. The Company's management believes that its business is not dependent on any single customer or any single source for the equipment marketed by the Company.

Competition

The Company competes with other companies in each aspect of its business. These firms include other equipment dealers, brokers, leasing companies and financing institutions, including commercial banks, investment banking firms and real estate investors.

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

Employees

As of August 1, 1997, the Company had approximately 39 full-time employees, including 23 in administration and 16 in sales and sales support. Of the employees engaged in sales and sales support, 12 are marketing representatives who are compensated substantially on a commission basis.

Seasonality and Backlogs

Revenues have historically shown a seasonal fluctuation, based largely on the staggered fiscal years of its customer base as many lease and purchase decisions are made on the basis of customer budget constraints, but the Company's business is not seasonal in nature. The Company does not have a significant amount of backlog orders as a result of its operations.

ITEM 2.  PROPERTIES

The Company is leasing office space for its corporate headquarters on a month to month basis, commencing August 1, 1997. The offices are located in North Syracuse, New York and the Company is occupying approximately 6,000 square feet of floor space at a cost of $9,167 per month. The Company intends to move its corporate offices to another location in the Greater Syracuse, New York area during Fiscal 1998.

LaserAccess leases approximately 7,900 square feet of warehouse space in La Jolla, California. This space houses LaserAccess's printer refurbishing and technical operations. The monthly rent for the warehouse facility is $4,978 and the lease expires on January 31, 1998. In addition, LaserAccess leases approximately 700 square feet of office space at its headquarters in San Diego, California. The headquarters location is leased on a month to month basis at a total monthly rental of $1,850. Finally, LaserAccess maintains one additional sales office in Minneapolis, Minnesota which is rented for a non-material rental amount. Likewise, the square footage of this office is not significant.

The Company's telecommunications group operates out of leased space which consists of approximately 17,000 square feet of combined warehouse and office space in Syracuse, New York at a cost of approximately $4,800 per month. The lease for this facility is scheduled to expire on May 31, 1998 and is expected to be assumed by any potential buyer of the Telecommunications Business Unit (see Item 1. "Business").

The Company maintains an administrative office in New York, New York and a sales office in Los Angeles, California, both of which are rented for non-material rental amounts. Likewise, the square footage of these offices is not significant. The Company intends to move to expanded administrative office space in New York, New York during Fiscal 1998.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not party to any material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

After emerging from reorganization, the Company's Common Stock began trading on the NASDAQ Small-Cap Market under the symbol CISC on May 16, 1995. The high and low bid information for the last two fiscal years is as follows:

                         First Quarter           Second Quarter            Third Quarter            Fourth Quarter
                        ---------------        ----------------          ----------------        -------------------
                         Low      High           Low       High            Low      High           Low         High
                         ---      ----           ---       ----            ---      ----           ---         ----
Fiscal Year ended
May 31, 1997
                        $ 1.63   $ 2.00        $ 1.69    $ 2.25          $ 1.75   $  3.13        $  1.88      $ 2.88

Fiscal Year ended
May 31, 1996
                        $ 2.13   $ 3.50        $ 1.75    $ 2.63          $ 1.88   $  2.38        $  1.50      $ 2.44

As of July 31, 1997, there were 1,408 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date.

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

                                                                (Dollars in thousands except per share amounts)

                                                            Reorganized Company       |            Predecessor Company
                                              --------------------------------------- | ------------------------------------------
                                                   Fiscal Year Ended     For the Six  |    For the Six         Fiscal Year Ended
                                                        May 31,          Months Ended |    Months Ended             May 31,
Period Data:                                      1997          1996     May 31, 1995 | November 30, 1994     1994           1993
------------                                      ----          ----     ------------ | -----------------     ----           ----
Total Revenues ..........................     $  31,301     $  26,822      $  11,762  |    $  25,707      $  54,193      $  94,624
Costs and expenses ......................        29,662        25,211          9,529  |       17,501         54,941        108,371
                                              ---------     ---------      ---------  |    ---------      ---------      ---------
Income (loss) from continuing                                                         |
  operations before reorganization items,                                             |
  income taxes, fresh start adjustments                                               |
  and extraordinary item ................         1,639         1,611          2,233  |        8,206           (748)       (13,747)
Reorganization items ....................          --            --             --    |        8,945        134,224         31,715
                                              ---------     ---------      ---------  |    ---------      ---------      ---------
Income (loss) from continuing                                                         |
  operations before income taxes,                                                     |
  fresh start adjustments and                                                         |
  extraordinary item ....................         1,639         1,611          2,233  |       17,151        133,476         17,968
Income taxes ............................           623           611            849  |           45            100            100
                                              ---------     ---------      ---------  |    ---------      ---------      ---------
Income (loss) from continuing                                                         |
  operations before fresh start                                                       |
  adjustments and extraordinary item ....         1,016         1,000          1,384  |       17,106        133,376         17,868
Income (loss)from discontinued                                                        |
  operations, net of tax ................            70          (934)        (2,997) |       (4,882)          (575)        (1,138)
                                              ---------     ---------      ---------  |    ---------      ---------      ---------
Income (loss) before fresh start                                                      |
  adjustments and  extraordinary item ...         1,086            66         (1,613) |        12,224        132,801         16,730
Fresh start adjustments .................          --            --             --    |       (3,264)          --             --
                                              ---------     ---------      ---------  |    ---------      ---------      ---------
Income (loss) before  extraordinary .....         1,086            66         (1,613) |        8,960        132,801         16,730
  item                                                                                |
Extraordinary  item-Forgiveness  of                                                   |
  debt ..................................          --            --             --    |       96,317           --             --
                                              ---------     ---------      ---------  |    ---------      ---------      ---------
                                                                                      |
Net income (loss) .......................     $   1,086     $      66      $  (1,613) |    $ 105,277      $ 132,801      $  16,730
                                              =========     =========      =========  |    =========      =========      =========
                                                                                      |
                                                                                      |
Net Income (Loss) Per Common Share:                                                   |
Income from continuing operations........     $     .14     $     .14      $     .20  |
Income  (loss)  from   discontinued                                                   |
operations...............................           .01          (.13)          (.43) |
                                              ---------     ---------      ---------  |
            Net income (loss)............     $     .15     $     .01      $    (.23) |
                                              =========     =========      ========== |

Note: Net income (loss) per share data are not presented for Predecessor Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.


                                                             (Dollars in thousands)

                                               Reorganized  Company                               |     Predecessor Company
                            ------------------------------------------------------------------    |  -----------------------
                           Fiscal Year      Fiscal Year      For the Six        For the Six       |     Fiscal Year Ended
Balance Sheet Data            Ended            Ended        Months Ended       Months Ended       |          May 31,
(at period end):           May 31, 1997    May 31, 1996     May 31, 1995     November 30, 1994    |     1994         1993
                           ------------    ------------     ------------     -----------------    |     ----         ----
Total assets                $   44,077      $   53,550      $    41,130       $    47,323         |  $ 231,173    $ 244,151
Liabilities not subject                                                                           |
  to compromise                  9,476          20,097            7,743            12,323         |     72,142       73,969
Liabilities subject to                                                                            |
  compromise                      -               -                -                 -            |    268,258      412,210
Shareholders' equity                                                                              |
(deficit)                       34,601          33,453           33,387            35,000         |   (109,227)    (242,028)

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

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development and acquisition plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the telecommunications equipment, laser printing systems, and commercial aircraft industries; the risks attendant to real estate finance generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments; pricing pressures which could affect demand for the Company's service; change in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Due to the application of "fresh start" accounting as of November 30, 1994 (the "Fresh Start Date"), the results of operations for the twelve months ended May 31, 1995 are presented in the accompanying Consolidated Statements of Operations in two parts: the six month period commencing after the Fresh Start Date and ending May 31, 1995 and the six month period ending on the Fresh Start Date, which is the end of the Predecessor Company's second fiscal quarter. Since this presentation increases the difficulty in making meaningful year to year comparisons, the following unaudited pro forma Consolidated Statements of Continuing Operations for Fiscal 1995, as compared to historical Fiscal 1997 and 1996, are provided for management discussion purposes. The pro forma statements are based on historical data adjusted as follows: (i) interest expense on discounted leases for the Predecessor Company has been adjusted to eliminate interest on debt obligations of the Liquidating Estate and, (ii) interest expense has been increased to reflect the interest cost on the estimated average principal balance outstanding on the note payable to the Liquidating Estate. Reorganization items and loss from discontinued operations have been excluded from the data presented to more closely represent normal operations.

                              Consolidated Statements of Continuing Operations
                                                (Unaudited)

(Dollars in thousands)                                         Historical                   Pro Forma
                                                  -------------------------------------  -----------------
                                                  Fiscal Year Ended   Fiscal Year Ended  Fiscal Year Ended
                                                     May 31, 1997       May 31, 1996       May 31, 1995
                                                     ------------       ------------       ------------
Revenues:
Equipment sales ............................            $21,393            $16,657            $15,342
Gain from sale of equipment subject to lease              2,816               --                 --
Equipment rentals ..........................              3,829              6,540             14,226
Income from direct financing leases ........              1,188              1,347              1,326
Interest, fees and other income ............              2,075              2,278              6,575
                                                        -------            -------            -------
                                                         31,301             26,822             37,469
                                                        -------            -------            -------
Costs and Expenses:
Cost of sales ..............................             17,145             11,966              9,058
Depreciation of rental equipment ...........              2,130              3,445              4,330
Interest expense ...........................                975                551                471
Other operating expenses ...................              2,310              1,344              4,500
Selling, general and administrative expense               7,102              7,905              8,728
                                                        -------            -------            -------
                                                         29,662             25,211             27,087
                                                        -------            -------            -------
Income from continuing operations before
     income taxes ..........................            $ 1,639            $ 1,611            $10,382
                                                        =======            =======            =======


                              RESULTS OF OPERATIONS

Continuing Operations

During the current fiscal year, the Company made a strategic decision to diversify into real estate financing as an extension of its historical financing business. In conjunction with this effort, in the second and third quarters of fiscal 1997, the Company sold a substantial portion of its portfolio of leased equipment to provide capital to facilitate the expansion of the Company's strategic business units which are comprised of aircraft, leasing, equipment trading businesses and real estate finance. Subsequent to year end, on July 3, 1997, the Company announced that it had entered into a joint investment agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes") to provide high-yield, short-term financing for commercial real estate transactions. Under the agreement the Company may provide up to $8 million in financing, subject to management's approval of each loan. The transaction with Emmes is part of an ongoing restructuring of the Company's asset lending activities. In addition, the Company anticipates committing additional resources to its existing aircraft and leasing businesses.

The Emmes Agreement is expected to involve transactions which do not meet the underwriting standards of a traditional lender, and instances where there are unusual time constraints. Emmes, founded in 1992 by individuals who have been involved in commercial real estate dating back to the early 1970s, provides high yield, short-term real estate financing as well as a broad range of other special opportunity real estate investments. Under the Emmes Agreement, Emmes will identify, negotiate and service proposed transactions, and will present to the Company the opportunity to participate in such transactions. The Company will make its own independent determination whether to participate in a transaction.

For the three fiscal years being reviewed, total revenues increased to $31.3 million in fiscal 1997 from $26.8 million in fiscal 1996, while decreasing from $37.4 million in fiscal 1995. Equipment sales increased in each of the three years, from $15.3 million in fiscal 1995 to $16.6 million in fiscal 1996 and to $21.3 million in fiscal 1997. The significant increase (28.4%) during the current fiscal year is principally attributable to the addition of LaserAccess' results of operations for the current twelve month period, after being acquired on March 8, 1996.

On November 30, 1996, the Company, through certain wholly-owned subsidiaries, sold a substantial portion of its leased equipment to an institutional investor for a sales price of approximately $20 million, payable in cash of approximately $7.4 million and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $12.5 million. The gain on the transaction of approximately $2.5 million, exclusive of income taxes, was included in results from continuing operations for the fiscal quarter ended November 30, 1996. Additionally, on February 28, 1997, the Company sold an additional portion of its leased equipment to the same institutional investor for a sales price of approximately $2 million, payable in cash of approximately $775,000, a short-term note of approximately $560,000, the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $343,000 and the payment of the Company's related outstanding recourse lease rental borrowings of approximately $379,000. The gain on the transaction of approximately $341,000, exclusive of income taxes, was included in results from continuing operations for the fiscal quarter ended February 28, 1997. The Company is acquiring additional equipment, subject to lease, which it intends to sell on an ongoing basis, as market conditions permit. The Company's future revenue and earnings from the sale of leased equipment will be affected by a number of factors, including the Company's ability to identify and market equipment leases to equipment lessees, conditions in the secondary market for equipment leases, which may be affected by such factors as the availability of institutional investment capital and interest rates, and competition from other entities seeking to resell equipment leases.

Sales and margins for the Company's laser printing business have been adversely impacted, and may continue to be impacted, as a result of increased activity in the used high speed printer market by Xerox Corporation, the manufacturer of the Company's laser printers, and another large leasing company that has entered the market. While margins in the Company's telecom equipment buy/sell business remain stable, the Company to date has not achieved significant increases in volume from this business. The Board of Directors has decided to seek a buyer for the Company's telecom equipment buy/sell business. The disposition of the telecom business is not expected to have a material effect on the Company's financial position or results of operations. Sales and earnings from the aircraft business are likely to continue to vary quarter-to-quarter, based on the volume of transactions.

Equipment rentals and income from direct financing leases decreased to $5.0 million in fiscal 1997 from $7.9 million in fiscal 1996 and $15.6 million in fiscal 1995. The significant decrease (49.3%) from fiscal 1995 to fiscal 1996 primarily reflects a "running out" of the old lease portfolio, developed prior to and during the bankruptcy proceeding. The decrease from fiscal 1996 to fiscal 1997 is directly related to the previously described sale of a substantial portion of the Company's leased equipment to an institutional investor in the second and third quarters of the current fiscal year.

Interest, fees and other income decreased from $6.5 million in fiscal 1995 to $2.2 million in fiscal 1996 to $2.0 million in fiscal 1997. The significant decrease (65.3%) from fiscal 1995 to fiscal 1996 principally reflects a decline in management fees received from income funds. Effective as of December 31, 1995, the Company sold TLP Leasing Programs, a group of wholly-owned subsidiaries, to the current management of TLP.

Costs and expenses increased to $29.6 million in fiscal 1997 from $25.2 million in fiscal 1996 while decreasing from $27.0 million in fiscal 1995 to $25.2 million in fiscal 1996. Cost of sales increased in each of the three years from $9.1 million in fiscal 1995 to $11.9 million in fiscal 1996 and to $17.1 million in fiscal 1997. The significant increase (43.3%) during the current fiscal year, is directly related to additional sales contributed by LaserAccess since its acquisition. Cost of sales as a percentage of sales for the fiscal years ended May 31, 1997, 1996 and 1995, was 80.0%, 71.8% and 59.0%, respectively. These yearly variances are primarily the result of product mix, with the aircraft business unit generating significant margins on a relatively few large transactions and the telecommunications and printing business units generating comparably lesser margins on a greater number of transactions. Depreciation of rental equipment decreased from $4.3 million in fiscal 1995 to $3.4 million in fiscal 1996 and to $2.1 million in fiscal 1997. The decrease of $885,000 from fiscal 1995 to fiscal 1996 is related to the previously described "running out" of the old lease portfolio, developed prior to and during the bankruptcy proceeding. The decrease of $1.3 million from fiscal 1996 to fiscal 1997 is directly related to the sale of a substantial portion of the Company's leased equipment to an institutional investor in the second and third quarters of fiscal 1997. Interest expense increased from $471,000 in fiscal 1995 to $551,000 in fiscal 1996 and to $975,000 in fiscal 1997. These yearly increases were primarily the result of increases in the average debt outstanding during these periods, prior to the assumption of approximately $12.8 million in non-recourse lease rental borrowings by an institutional investor in the second and third quarters, relative to the sale of equipment subject to lease. Other operating expenses decreased from $4.5 million in fiscal 1995 to $1.3 million in fiscal 1996. This decrease occurred primarily in expenses associated with leases and was impacted by the "running out" of the old lease portfolio. Other operating expenses increased by $1.0 million to $2.3 million in fiscal 1997. This increase was principally due to (i) a write off of certain assets associated with the Company's telecommunications and other leasing business units in the fourth quarter of fiscal 1997, (ii) additional equipment refurbishment expenses related to LaserAccess' results of operations for the current twelve month period, after being acquired on March 8, 1996 and (iii) a full twelve months amortization in fiscal 1997 of goodwill associated with the acquisition of LaserAccess. Selling, general and administrative expenses decreased from $8.7 million in fiscal 1995 to $7.9 million in fiscal 1996 and to $7.1 million in fiscal 1997. These yearly decreases are principally due to cost containment efforts and staff reductions between the periods.

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

Discontinued Operations

On April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron, that purchased and sold used computer equipment and provided related technical services. After that date, the Company attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operations and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996, was $1,177,000 (net of $698,000 deferred tax benefit). In May 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current market. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995, for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve had been completely utilized as of May 31, 1996, as a result of cash payments for severance and excess facilities costs.

A summary of the results of operations of the discontinued buy/sell operation follows (in thousands):




                                                   Reorganized Company                  |    Predecessor  Company
                                      -----------------------------------------------   |    --------------------
                                      For the Year     For the Year      For the Six    |         For the Six
                                         Ended            Ended         Months Ended    |        Months Ended
                                      May 31, 1997     May 31, 1996      May 31, 1995   |      November 30, 1994
                                      ------------     ------------      ------------   |    -----------------
Revenues .......................        $   --           $  5,491         $  5,352      |        $ 10,580
Costs and expenses .............             (24)           6,661            7,890      |          12,110
                                        --------         --------         --------      |        --------
Income (loss) from discontinued                                                         |
      operations ...............              24           (1,170)          (2,538)     |          (1,530)
Loss on disposal of discontinued                                                        |
      operations ...............            --               (705)            --        |             --
                                        --------         --------         --------      |        --------
Income (loss) before income tax                                                         |
     (tax benefit) .............              24           (1,875)          (2,538)     |          (1,530)
Income tax (tax benefit) .......               9             (698)            (971)     |            --
                                        --------         --------         --------      |        --------
Net income (loss) from                                                                  |
     discontinued operations ...        $     15         $ (1,177)        $ (1,567)     |        $ (1,530)
                                        ========         ========         ========      |        ========


Additionally,   on  May  25,  1995,   the  Board  of   Directors   approved  the
discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to none as of May 31, 1997, due to cash payments principally for severance and facilities costs totaling approximately $325,000 and a net reduction of $419,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996. A final adjustment of the liability in the amount of $89,000 was recorded as income from discontinued operations in the quarter ended May 31, 1997.

A summary of the results of operations of the discontinued NC3 business unit follows (in thousands):

                                                 Reorganized Company            |    Predecessor  Company
                                 -----------------------------------------------|    --------------------
                                 For the Year     For the Year      For the Six |        For the Six
                                    Ended            Ended         Months Ended |       Months Ended
                                 May 31, 1997     May 31, 1996      May 31, 1995|     November 30, 1994
                                 ------------     ------------      ------------|     -----------------
Revenues ....................        $  --           $  --           $ 1,285    |        $ 4,019
Costs and expenses ..........            (89)           --             1,773    |          7,371
                                     -------         -------         -------    |        -------
Income (loss) from                                                              |
    discontinued operations..             89            --              (488)   |         (3,352)
Income (loss) on disposal of                                                    |
    discontinued operations..           --               330          (1,900)   |           --
                                     -------         -------         -------    |        -------
Income (loss) before income                                                     |
     tax (tax benefit) ......             89             330          (2,388)   |         (3,352)
Income tax (tax benefit) ...              34              87            (958)   |           --
                                     -------         -------         -------    |        -------
Net income (loss) from                                                          |
    discontinued operations..        $    55         $   243         $(1,430)   |        $(3,352)
                                     =======         =======         =======    |        =======

Income Taxes

For the fiscal years ended May 31, 1997 and 1996 and for the six months ended May 31, 1995, a provision for deferred income tax expense on income from continuing operations was recorded in the amounts of $623,000, $611,000 and $849,000, respectively. Additionally, for the fiscal year ended May 31, 1997, a deferred income tax expense on income from discontinued operations was recorded in the amount of $43,000, while for the fiscal year ended May 31, 1996 and for the six months ended May 31, 1995, a deferred income tax benefit on loss from discontinued operations was recognized in the amounts of $611,000 and
$1,929,000, respectively. For the six months ended November 30, 1994, a provision for state tax on income from continuing operations was recorded in the amount of $45,000. No provision for federal income tax was required in this period due to the effects of the Predecessor Company's net operating loss ("NOL") carryforwards. In connection with applying "fresh start" accounting as of November 30, 1994, the Reorganized Company recognized deferred tax assets of approximately $5 million, net of a valuation allowance of approximately $7 million, relating principally to NOL carryforwards. Net deferred tax assets increased to $6,080,000 as of May 31, 1995 due to the Reorganized Company's operating losses during the six months then ended. For the fiscal year ended May 31, 1997, $666,000 of deferred tax assets were utilized to offset deferred tax liabilities of a like amount. The pre-reorganization Federal NOL carryforwards giving rise to deferred tax assets expire during the years 2004 to 2010. Utilization of the Company's pre-organization Federal NOL carryforwards is limited to approximately $2 million per year. Management will periodically evaluate the realizability of the deferred tax assets based principally on actual and expected operating results. In the event that an adjustment is required to reduce the reorganized deferred tax asset in the future, such adjustment will be charged to operations. Any future recognition of the tax benefits from the Company's pre-reorganization net operating loss carryforwards in excess of the net $5 million initially recorded will be recognized as a direct credit to shareholders' equity as required under SOP 90-7.

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the fiscal years ended May 31, 1997 and 1996 and the six months ended May 31, 1995, was $11.7 million, $6.8 million and $12.3 million, respectively. Cash used in operations by the Predecessor Company for the six months ended November 30, 1994, was $86.3 million. The significant increase in cash provided by continuing operations for the current fiscal year was primarily due to the proceeds generated by two sales of equipment subject to lease in the aggregate amount of $8.7 million in the second and third quarters. In addition to the cash payments and a short-term note of approximately $560,000, the buyer assumed approximately $12.8 million of the Company's related outstanding non-recourse lease rental borrowings and approximately $379,000 of the Company's related outstanding recourse lease rental borrowings were paid off. The sales of this leased equipment accelerated the earnings and cash flow from the leases, which would have been received over time, into the second and third quarters of the current fiscal year. These funds provide capital to facilitate the expansion of the Company's strategic business units which are comprised of aircraft, leasing, equipment trading businesses and real estate finance. Inventory increased by $3.9 million during the current fiscal year. This increase was primarily attributable to the acquisition of used aircraft equipment and certain laser printing systems to support planned increases in business activity in these business units. New investment in rental equipment was $11.4 million for the fiscal year ended May 31, 1997 as compared to $22.8 million for the prior fiscal year. The significant investment in rental equipment in fiscal 1996 initiated the Company's strategy of originating leases on acquired rental equipment and subsequently selling them to investors, as was accomplished in the second and third quarters of the current fiscal year.

Because a note payable to the Liquidating Estate was paid in full in March 1996, there were no additional payments made on the note for the fiscal year ended May 31, 1997 as compared to the comparable fiscal period in 1996 when the Company made principal payments of $3.3 million. Proceeds from lease, bank and institution financings were $12.8 million in fiscal 1997 as compared to $15.3 million in fiscal 1996. Payments on lease, bank and institution financings were $8.7 million in fiscal 1997 as compared to $2.4 million in fiscal 1996. The significant increase in payments in the current fiscal year primarily represents increased payments on discounted lease rental borrowing prior to the sale of the related equipment subject to lease.

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future. In April 1996, the Company finalized a revolving loan agreement with an institution to provide interim and recourse/limited recourse lease financing in the total amount of $5 million. On March 14, 1997, the Company was notified by this institution that it was terminating the credit line due primarily to minimal use of the facility. The Company believes that the termination of this facility will not have a material effect on the Company's liquidity or ability to finance its current businesses. In July 1996, the Company finalized two revolving loan agreements with institutions to provide (1) warehouse lease financing in the amount of $5 million and (2) inventory financing for LaserAccess and CIS Air in the amount of $7 million. At May 31, 1997, approximately $1.0 million in loans payable were outstanding under these lines of credit. The LaserAccess and CIS

Air loan agreements contain various covenants including limitations on additional indebtedness and the maintenance of minimum levels of net worth/net earnings. At May 31, 1997, LaserAccess did not meet the minimum net worth/net earnings requirement. In August 1997, a waiver relative to this covenant was obtained from the lending institution. In July 1997, the Company signed letters of intent with two institutions to provide lease and inventory financing in the total amount of $20 million for CIS Air. The Company is currently engaged in negotiations relative to the terms of the proposed lines of credit and due diligence reviews with the institutions.

On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the NASDAQ Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


        Financial Statements:
        (a) (1)  Financial Statements
                 Reports of Independent Accountants

                 Consolidated Balance Sheets
                 May 31, 1997 and 1996

                 Consolidated Statements of Operations
                      Years ended May 31, 1997 and 1996 and six months ended May 31, 1995 and November 30, 1994

                 Consolidated Statements of Shareholders'  Equity
                      Years ended May 31, 1997 and 1996 and six months ended May 31, 1995 and November 30, 1994

                 Consolidated Statements of Cash Flows
                      Years ended May 31, 1997 and 1996 and six months ended May 31, 1995 and November 30, 1994

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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Continental Information Systems Corporation (the "Company") and its subsidiaries at May 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended May 31, 1997 and 1996 and the six months ended May 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

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


/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP
July 18, 1997
Syracuse, New York

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the results of operations and cash flows of Continental Information Systems Corporation (the "Predecessor Company") and its subsidiaries for the six months ended November 30, 1994, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 1, on January 13, 1989, the Predecessor Company filed a petition with the United States Bankruptcy Court for the Southern District of New York for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Predecessor Company's Plan of Reorganization was confirmed on November 29, 1994 and the Company emerged from Bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start reporting.


/s/Price Waterhouse LLP
-----------------------
PRICE WATERHOUSE LLP
January 20, 1995
Syracuse, New York

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Per Share Data)

                                     CONSOLIDATED BALANCE SHEETS

                                                                                       May 31,
                                                                              ----------------------
                                                                                 1997          1996
                                                                              --------      --------
Assets:
Cash and cash equivalents ...............................................     $  9,005      $  5,382
Accounts receivable, net of allowance for
    doubtful accounts of $50 and $53 ....................................        2,485         2,295
Notes receivable ........................................................        5,094         3,457
Inventory ...............................................................        6,832         2,875
Net investment in direct financing leases (Note 6) ......................        3,446        15,783
Rental equipment, net (Note 7) ..........................................        7,505        11,148
Furniture, fixtures and equipment, net (Note 8) .........................          218           625
Other assets ............................................................          446         1,965
Goodwill, net of amortization of $519 and $67 (Note 3) ..................        3,632         3,940
Deferred tax assets (Note 13) ...........................................        5,414         6,080
                                                                              --------      --------

          Total assets ..................................................     $ 44,077      $ 53,550
                                                                              ========      ========
Liabilities and Shareholders' Equity:
Liabilities:
    Accounts payable and other liabilities ..............................     $  1,302      $  2,949
    Net liabilities of discontinued operations (Note 4) .................         --             106
    Discounted lease rental borrowings (Note 9) .........................        5,633        14,738
    Notes payable to former owners of acquired company (Note 3) .........        1,536         2,304
    Note payable to institution - secured (Note 10) .....................        1,005          --
                                                                              --------      --------

        Total liabilities ...............................................        9,476        20,097
                                                                              --------      --------

Shareholders' Equity:
Common stock, $.01 par value;  authorized  10,000,000 shares,  issued and outstanding 7,030,707 and 6,999,040, excluding
    960 treasury shares in 1997 and 1996 (notes 11 and 12) ..............           70            70
Additional paid-in capital ..............................................       34,992        34,930
Accumulated deficit .....................................................         (461)       (1,547)
                                                                              --------      --------

     Total shareholders' equity .........................................       34,601        33,453
                                                                              --------      --------

     Total liabilities and shareholders' equity .........................     $ 44,077      $ 53,550
                                                                              ========      ========

              The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of Shares)



                                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Reorganized                      |    Predecessor
                                                                                 Company                        |     Company
                                                             ---------------------------------------------------|   -------------
                                                              For the Year     For the Year       For the Six   |    For the Six
                                                                 Ended            Ended           Months Ended  |    Months Ended
                                                             May 31, 1997      May 31, 1996       May 31, 1995  | November 30, 1994
                                                             ------------      ------------       --------------  -----------------
Revenues:                                                                                                       |
Equipment sales ........................................      $  21,393       $  16,657            $  4,571     |    $  10,771
Gain from sale of equipment subject to lease (Note 2)...          2,816            --                  --       |         --
Equipment rentals ......................................          3,829           6,540               4,726     |        9,500
Income from direct financing leases ....................          1,188           1,347                 621     |          705
Interest, fees and other income ........................          2,075           2,278               1,844     |        4,731
                                                              ---------       ---------            --------     |    ---------
                                                                 31,301          26,822              11,762     |       25,707
                                                              ---------       ---------            --------     |    ---------
                                                                                                                |
Costs and Expenses:                                                                                             |
Cost of sales ..........................................         17,145          11,966               3,496     |        5,562
Depreciation of rental equipment .......................          2,130           3,445               1,465     |        2,865
Interest expense .......................................            975             551                 277     |          137
Other operating expenses ...............................          2,310           1,344                 873     |        3,627
Selling, general and admiistrative expenses ............          7,102           7,905               3,418     |        5,310
                                                              ---------       ---------            --------     |    ---------
                                                                 29,662          25,211               9,529     |       17,501
                                                              ---------       ---------            --------     |    ---------
                                                                                                                |
Income from continuing operations before                                                                        |
   reorganization items, income taxes, fresh start                                                              |
   adjustments and extraordinary issues ................          1,639           1,611               2,233     |        8,206
                                                              ---------       ---------            --------     |    ---------
                                                                                                                |
Reorganization Items:                                                                                           |
Earnings from accumulated cash resulting from                                                                   |
   Chapter 11 proceedings ..............................           --              --                  --       |        3,527
Bankruptcy related professional fees ...................           --              --                  --       |       (5,572)
Gain on settlement of bankruptcy issues ................           --              --                  --       |       10,990
Other ..................................................           --              --                  --       |         --
                                                              ---------       ---------            --------     |    ---------
                                                                   --              --                  --       |        8,945
                                                              ---------       ---------            --------     |    ---------

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of Shares)



                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (continued)

                                                                               Reorganized                      |    Predecessor
                                                                                 Company                        |     Company
                                                             ---------------------------------------------------|   -------------
                                                              For the Year     For the Year       For the Six   |    For the Six
                                                                 Ended            Ended           Months Ended  |    Months Ended
                                                             May 31, 1997      May 31, 1996       May 31, 1995  | November 30, 1994
                                                             ------------      ------------       --------------  -----------------
Income from continuing operations before income                                                                 |
   taxes, fresh start adjustments and extraordinary item          1,639           1,611               2,233     |       17,151
Provision for income tax ...............................            623             611                 849     |           45
                                                              ---------       ---------            --------     |    ---------
Income before discontinued operations, fresh                                                                    |
   start adjustments and extraordinary item ............           1016           1,000               1,384     |       17,106
                                                              ---------       ---------            --------     |    ---------
Income (loss) from discontinued operations, net of tax .             70            (725)             (1,860)    |       (4,882)
Income (loss) on disposal of discontinued                                                                       |
   operations, net of tax...............................             --            (209)             (1,137)    |         --
                                                              ---------       ---------            --------     |    ---------
   Net income (loss) from discontinued operations                                                               |
   (Note 4) ............................................             70            (934)             (2,997)    |       (4,882)
                                                              ---------       ---------            --------     |    ---------
Income (loss) before fresh start adjustments and                                                                |
   extraordinary item ..................................          1,086              66              (1,613)    |       12,224
Fresh start adjustments ................................           --              --                  --       |       (3,264)
                                                              ---------       ---------            --------     |    ---------
Income (loss) before extraordinary item ................      $   1,086              66              (1,613)    |        8,960
Extraordinary item - forgiveness of debt ...............           --              --                  --       |       96,317
                                                              ---------       ---------            --------     |    ---------
Net income (loss).......................................      $   1,086       $      66            $ (1,613)    |    $ 105,277
                                                              =========       =========            ========     |    =========
                                                                                                                |
Net income (loss) per share (Note 1)                                                                            |
   Income from continuing operations....................      $     .14       $     .14            $    .20     |
   Income (loss) from discontinued operations                       .01            (.13)               (.43)    |
                                                              ---------       ---------            --------     |
        Net income (loss)................................     $     .15       $     .01            $   (.23)    |
                                                              =========       =========            ========     |
                                                                                                                |
Weighted average number of shares of common                                                                     |
  stock outstanding.....................................          7,008           6,999               7,000     |
                                                              =========       =========            ========     |

                            The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of Shares)

                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                         Retained
                                                          Common Stock               Additional          Earnings
                                                          ------------                Paid-In          (Accumulated
                                                   Shares             Amount          Capital            Deficit)
                                                   ------             ------          -------            --------
Predecessor Company
-------------------
Balance - May 31, 1994 ...................       12,761,875       $       383       $    30,798       $  (140,408)

     Net Income ..........................             --                --                --             105,277

     Elimination of the historical capital
     structure of the Company upon
     Reorganization ......................      (12,761,875)             (383)          (30,798)           35,131


Reorganized Company
-------------------

     "Fresh-Start" Reorganized
      capital structure ..................        7,000,000                70            34,930              --
                                                -----------       -----------       -----------       -----------

Balance - November 30, 1994 ..............        7,000,000                70            34,930              --

     Net loss ............................             --                --                --              (1,613)
                                                -----------       -----------       -----------       -----------

Balance - May 31, 1995 ...................        7,000,000                70            34,930            (1,613)

     Net income ..........................             --                --                --                  66

     Acquisition of treasury shares ......             (960)             --                --                --
                                                -----------       -----------       -----------       -----------

Balance - May 31, 1996 ...................        6,999,040                70            34,930            (1,547)

     Net income ..........................             --                --                --               1,086

     Stock options exercised .............           16,667              --                  33              --

     Stock issued as compensation ........           15,000              --                  29              --
                                                -----------       -----------       -----------       -----------

Balance - May 31, 1997 ...................        7,030,707       $        70       $    34,992       $      (461)
                                                ===========       ===========       ===========       ===========

                     The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
In Thousands
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                   Reorganized                    |  Predecessor
                                                                                     Company                      |     Company
                                                             ---------------------------------------------------  |-----------------
                                                                 For the Year      For the Year     For the Six   |   For the Six
                                                                    Ended             Ended         Months Ended  |  Months Ended
                                                                 May 31, 1997      May 31, 1996     May 31, 1995   November 30, 1994
                                                                 ------------      ------------     ------------   -----------------
Cash flows from operating activities:                                                                             |
Net income (loss) ...............................................  $   1,086        $      66        $  (1,613)   |   $ 105,277
Less: Net income (loss) from discontinued operations ............         70             (934)          (2,997)   |      (4,882)
                                                                   ---------        ---------        ---------    |   ---------
Net income from continuing operations ...........................      1,016            1,000            1,384    |     110,159
                                                                   ---------        ---------        ---------    |   ---------
                                                                                                                  |
Adjustments to reconcile net income                                                                               |
to net cash provided by operating activities:                                                                     |
  Reorganization related adjustments-                                                                             |
  Gain on forgiveness of debt ...................................       --               --               --      |     (96,317)
  Fresh start adjustments .......................................       --               --               --      |       3,043
  Cash transferred to Liquidating Estate ........................       --               --               --      |    (106,554)
  Gain on settlement of lease, bank and institution financing ...       --               --               --      |      (8,012)
                                                                   ---------        ---------        ---------    |   ---------
      Reorganization related adjustments ........................       --               --               --      |    (207,840)
                                                                   ---------        ---------        ---------    |   ---------
                                                                                                                  |
Other adjustments-                                                                                                |
Proceeds from sale of equipment subject to lease ................      8,703             --               --      |         --
Gain on sale of equipment subject to lease ......................     (2,816)            --               --      |         --
Proceeds from sale of  other leased equipment ...................      3,763            2,155            3,066    |       2,449
Amortization of unearned income .................................     (1,188)          (1,347)            (621)   |        (705)
Collections of rentals on direct financing leases ...............      3,524            4,665            1,761    |       2,092
Depreciation and amortization expense ...........................      3,012            3,967            1,699    |       3,309
Effect on cash flows of changes in:                                                                               |
   Marketable debt securities ...................................       --               --               --      |      25,829
   Accounts receivable ..........................................       (190)            (317)           1,215    |      (2,436)
   Notes receivable .............................................     (1,637)          (2,420)             186    |          (7)
   Inventory ....................................................     (3,957)             291            1,668    |       3,526
   Other assets .................................................      1,519           (1,157)             159    |         911
   Accounts payable and other liabilities .......................       (474)           1,077              958    |     (17,582)
   Deferred tax assets ..........................................        666             --             (1,080)   |         --
   Other ........................................................       (209)            --               --      |         --
                                                                   ---------        ---------        ---------    |    ---------
      Other adjustments .........................................     10,716            6,914            9,011    |      17,386
                                                                   ---------        ---------        ---------    |    ---------
           Net cash provided by (used in) continuing operations .     11,732            7,914           10,395    |     (80,295)
                                                                                                                  |
           Net cash provided by (used in) discontinued operations          7           (1,088)           1,950    |      (6,001)
                                                                   ---------        ---------        ---------    |   ---------
           Net cash provided by (used in) operations ............     11,739            6,826           12,345    |     (86,296)
                                                                   ---------        ---------        ---------    |   ---------

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (continued)

                                                                                   Reorganized                    |  Predecessor
                                                                                     Company                      |     Company
                                                                 -------------------------------------------------|-----------------
                                                                 For the Year      For the Year     For the Six   |   For the Six
                                                                    Ended             Ended         Months Ended  |  Months Ended
                                                                 May 31, 1997      May 31, 1996     May 31, 1995   November 30, 1994
                                                                 ------------      ------------     ------------   -----------------
Cash flows from investing activities:                                                                             |
Purchase of rental equipment ....................................    (11,432)         (22,800)          (2,444)   |      (4,503)
Purchase of property and equipment ..............................        (23)             (36)             (70)   |        (871)
Net cash provided by the sale of TLP subsidiaries ...............       --                754             --      |        --
Net cash used in the acquisition of LaserAccess subsidiary ......       --             (1,910)            --      |        --
                                                                   ---------        ---------        ---------    |   ---------
      Net cash used in  investing activities ....................    (11,455)         (23,992)          (2,514)   |      (5,374)
                                                                   ---------        ---------        ---------    |   ---------
                                                                                                                  |
Cash flows from financing activities:                                                                             |
Payments on note payable to Liquidating Estate ..................       --             (3,391)          (2,632)   |        --
Proceeds from lease, bank and institution financings ............     12,852           15,368              254    |         845
Payments on lease, bank and institution financings ..............     (8,778)          (2,444)          (1,231)   |      (2,666)
Payments on notes payable to former owners of acquired company ..       (768)            --               --      |        --
Proceeds from exercise of stock options .........................         33             --               --      |        --
                                                                   ---------        ---------        ---------    |   ---------
     Net cash provided by (used in) financing activities ........      3,339            9,533           (3,609)   |      (1,821)
                                                                   ---------        ---------        ---------    |   ---------
                                                                                                                  |
     Net increase (decrease) in cash and cash equivalents .......      3,623           (7,633)           6,222    |     (93,491)
                                                                                                                  |
Cash and cash equivalents at beginning of period ................      5,382           13,015            6,793    |     100,284
                                                                   ---------        ---------        ---------    |    ---------
Cash and cash equivalents at end of period ......................  $   9,005        $   5,382        $  13,015    |   $   6,793
                                                                   =========        =========        =========    |   =========

                            The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
Notes to the Financial Statements

1.    Summary of Significant Accounting Policies

      Continental Information Systems Corporation and its Subsidiaries (the "Company") are engaged in the business of buying and selling commercial aircraft, telecommunications equipment, high speed production laser printing systems, and certain other industrial equipment, provides leasing services in connection with such equipment and is engaged in providing real estate financing.

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

       Lease Accounting Policies
       Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by the direct financing method, sales-type method or operating method. Presently, the Company has primarily direct financing and operating leases; the dollar value and number of sales-type leases are considered immaterial. Net investment in direct financing leases consists of the present value of the future minimum lease payments plus the present value of the unguaranteed residual, representing the estimated fair market value at lease termination. At the end of the lease term, the recorded residual value of equipment under direct financing leases is reclassified to rental equipment and is depreciated over its estimated remaining useful life.

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

       Goodwill
       Goodwill is the excess of the purchase price over the net assets of GMCCCS Corp. (dba "LaserAccess") acquired March 8, 1996. Goodwill is being amortized on a straight-line basis over 10 years. Amortization charged to continuing operations in the current fiscal year amounted to $452,000. The Company periodically reviews the value of its goodwill to determine if an impairment has occurred. The Company measures the potential impairment of recorded goodwill by the undiscounted value of expected future operating cash flows in relation to its net capital investment in the subsidiary. Based on its review, the Company does not believe that an impairment of its goodwill has occurred.

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

       Net Income (Loss) Per Share
       Net income (loss) per share for the Reorganized Company for the years ended May 31, 1997 and 1996 and the six months ended May 31, 1995 was computed based on the weighted average number of shares of common stock outstanding during the periods, which were 7,008,440, 6,999,399 and 7,000,000, respectively. As of May 31, 1997, the Company had outstanding options to purchase 284,000 shares of common stock (see note 12). The potential dilution of these options is immaterial in the computation of net income per share. Net income (loss) per share data are not presented for the Predecessor Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.

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

2.     Sale of Equipment Subject to Lease

       On November 30, 1996, the Company, through certain wholly-owned subsidiaries, sold a substantial portion of its leased equipment to an institutional investor for a sales price of approximately $20 million, payable in cash of approximately $7.4 million and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $12.5 million. The gain on the transaction of approximately $2.5 million, exclusive of income taxes, was included in results from continuing operations for the fiscal quarter ended November 30, 1996. Additionally, on February 28, 1997, the Company sold an additional portion of its leased equipment to the same institutional investor for a sales price of approximately $2 million, payable in cash of approximately $775,000, a short-term note of approximately $560,000, the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $343,000 and the payment of the Company's related outstanding recourse lease rental borrowings of approximately $379,000. The gain on the transaction of approximately $341,000, exclusive of income taxes, was included in results from continuing operations for the fiscal quarter ended February 28, 1997.

3.    Acquisition

      On March 8, 1996, the Company, through its wholly-owned subsidiary, CIS Corporation, acquired 100% of the capital stock of GMCCCS Corp. (dba "LaserAccess") for a purchase price of approximately $4,608,000, payable in cash of approximately $2,304,000 at closing and the balance of approximately $2,304,000 in the form of notes payable in three equal annual installments, commencing March 8, 1997, with interest at the prime rate (currently 8.5%) on the unpaid principal balance. The first annual principal installment, plus accrued interest, was paid on a timely basis. In addition to the purchase price to be paid in cash and notes, CIS Corporation is obligated to pay the sellers an annual earn out payment for each of the first four years following the March 8, 1996 sale. The earn out payment is based upon the annual pretax income of LaserAccess and is charged to income when earned. LaserAccess is engaged in the sales and marketing of remanufactured Xerox High Speed Laser Printing Systems.

      The acquisition has been accounted for using the purchase method of accounting. Allocations of the purchase price have been determined based upon estimates of fair market value. The excess of the purchase price, over the net tangible assets acquired, of approximately $4.0 million, is considered goodwill and is being amortized on a straight line basis over ten years. LaserAccess' results of operations since the date of the acquisition are included in the accompanying consolidated statements of operations of the Company.

      Unaudited pro forma data giving effect to the purchase as if it had been acquired at the beginning of Fiscal 1996, with adjustments, primarily for imputed interest charges attributable to notes payable to the former owners and amortization of goodwill follows:

                    (In thousands, except per share amounts)


                                                                     For the Year
                                                                         Ended
                                                                     May 31, 1996
                                                                     ------------
Total Revenues ............................................           $   30,599
                                                                      ==========

Income from continuing operations .........................           $    1,410
                                                                      ==========

Income per share from continuing operations ...............           $      .20
                                                                      ==========

Weighted average number of shares
      outstanding .........................................            6,999,040
                                                                      ==========

          Note:Reorganization items and loss from discontinued operations have been excluded from the pro forma results.

4.    Discontinued Operations

      On April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron, that purchased and sold used computer equipment and provided related technical services. After that date, the Company had attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operation and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996, was $1,177,000 (net of $698,000 deferred tax benefit). In May, 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current market. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995, for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve had been completely utilized as of May 31, 1996, as a result of cash payments for severance and excess facilities costs.

      Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the
      Company had exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to none as of May 31, 1997, due to cash payments principally for severance and facilities costs totaling approximately $325,000 and a net reduction of $419,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded an as offset to the loss on disposal of discontinued operations in the quarter ended May 31, 1996. A final adjustment of the liability in the amount of $89,000 was recorded as income from discontinued operations in the quarter ended May 31, 1997.

      The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                                                                    |       Predecessor
                                                                 Reorganized Company                |         Company
                                                    -----------------------------------------       |    -----------------
                                                    For the Year    For the Year      For the Six   |       For the Six
                                                        Ended           Ended        Months Ended   |       Months Ended
                                                    May 31, 1997    May 31, 1996     May 31, 1995   |    November 30, 1994
                                                    ------------    ------------     ------------   |    -----------------
Revenues ....................................        $   --           $  5,491         $  6,637     |        $ 14,599
Costs and expenses ..........................            (113)           6,661            9,663     |          19,481
                                                     --------         --------         --------     |        --------
Income (loss) from discontinued operations ..             113           (1,170)          (3,026)    |          (4,882)
Loss on disposal of discontinued                                                                    |
      operations ............................             --              (375)          (1,900)    |            --
                                                     --------         --------         --------     |        --------
                                                                                                    |
Income (loss) before income tax (tax benefit)             113           (1,545)          (4,926)    |          (4,882)
Income tax (tax benefit) ....................              43             (611)          (1,929)    |            --
                                                     --------         --------         --------     |        --------
Net income (loss) from discontinued                                                                 |
      operations ............................        $     70         $   (934)        $ (2,997)    |        $ (4,882)
                                                     ========         ========         ========     |        ========

      The Consolidated Balance Sheets as of May 31, 1997 and 1996, have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                                    May 31,
                                                               -----------------
                                                               1997        1996
                                                               ----        ----
Assets:
Cash and cash equivalents ................................     $ --       $ 159
Accounts receivable, net .................................       --          55
Inventory ................................................       --         115
Furniture, fixtures and equipment, net ...................       --          58
Accrued interest and other assets ........................       --          16
                                                               ------     -----
          Total assets ...................................       --         403
                                                               ------     -----
Liabilities:
Accounts payable and accruals ............................       --          44
Other liabilities ........................................       --         465
                                                               ------     -----
         Total liabilities ...............................       --         509
                                                               ------     -----
                Net Liabilities of Discontinued Operations     $ --       $(106)
                                                               ======     =====

5.    Sale of Subsidiaries

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

6.    Net Investment in Direct Financing Leases

      The components of the net investment in direct financing leases as of May 31 are as follows (in thousands):

                                                                   1997                    1996
                                                              -----------             -----------
        Minimum lease payments receivable                     $    3,921              $   17,044
        Initial direct costs and deferred commissions                 34                     303
        Estimated unguaranteed residual values                       630                   2,483
        Less:  Unearned income                                    (1,139)                 (4,047)
                                                              -----------             -----------
           Net  investment in direct financing  leases        $    3,446              $   15,783
                                                              ==========              ==========

      Future minimum lease payments to be received under direct financing leases for fiscal years ending May 31 are as follows (in thousands):

                 1998                             $    1,756
                 1999                                  1,191
                 2000                                    659
                 2001                                    242
                 2002                                     73
                 Beyond 2002                               -
                                                  ----------
                                                  $    3,921
                                                  ==========

      Approximately 29% of these future lease streams are allocable to lenders under financing agreements.

7.    Rental Equipment

      Rental equipment consists of the following as of May 31 (in thousands):

                                                           1997            1996
                                                        --------       --------
Computer equipment ...............................      $  4,130       $  7,565
Capital equipment ................................         6,105          2,856
Telecommunication equipment ......................           240          1,942
Aircraft equipment ...............................         1,338          3,485
Printing equipment ...............................           548           --
Deferred commissions and initial direct costs ....            64            211
                                                        --------       --------
                                                          12,425         16,059
Less:  accumulated depreciation ..................        (4,920)        (4,911)
                                                        --------       --------
                                                        $  7,505       $ 11,148
                                                        ========       ========

      Future minimum lease payments to be received under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                 1998                             $    2,453
                 1999                                  1,765
                 2000                                  1,353
                 2001                                    801
                 2002                                    702
                 Beyond 2002                             137
                                                  ----------
                                                  $    7,211
                                                  ==========

      Approximately 63% of these future lease streams are allocable to lenders under financing agreements.

8.    Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment consist of the following as of May 31 (in thousands):

                                                            1997           1996
                                                         -------        -------
Leasehold improvements ...........................       $   423        $   423
Computer equipment and software ..................           719            707
Furniture, fixtures and office equipment .........           253            249
                                                         -------        -------
                                                           1,395          1,379
Less:  accumulated depreciation ..................        (1,177)          (754)
                                                         -------        -------
                                                         $   218        $   625
                                                         =======        =======

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

      The Company finances leases on a one-on-one basis with a number of institutions. Additionally, the Company has a revolving loan agreement with an institution to provide warehouse lease financing in the amount of $5,000,000. The loan agreement contains various covenants including limitations on incurring additional liens and encumbrances and prohibiting certain transactions with affiliates or subsidiaries. At May 31, 1997, the Company is in compliance with all debt covenants. At May 31, 1997, none of this facility was being utilized. Interest on the facility is at 1% above the prime rate.

      Discounted lease rental borrowings as of May 31 are as follows (in thousands):

                                                        1997               1996
                                                      -------            -------
Non-recourse borrowings ..................            $ 5,383            $14,488
Recourse borrowings ......................                250                250
                                                      -------            -------
                                                      $ 5,633            $14,738
                                                      =======            =======

     The Company paid interest related to discounted lease borrowings of $652,000 and $433,000 for the fiscal years ended May 31, 1997 and 1996, respectively.

      Discounted lease rental borrowings for the fiscal years ending May 31 are payable as follows (in thousands):

                1998                              $   1,415
                1999                                  1,448
                2000                                  1,163
                2001                                    685
                2002                                    656
                Beyond 2002                             266
                                                  ---------
                                                  $   5,633
                                                  =========

10.   Note Payable to Institution

      The Company has a revolving loan agreement with an institution to provide inventory financing in the amount of $7,000,000 to two of its wholly-owned subsidiaries, CIS Air Corporation and LaserAccess. The loan agreement contains various covenants including limitations on additional indebtedness and the maintenance of minimum levels of net worth/net earnings. At May 31, 1997, LaserAccess did not meet the minimum net worth/net earnings requirement. In August 1997, a waiver relative to this covenant was obtained from the lending institution. At May 31, 1997, $1,005,000 of this facility was being utilized. Interest on the facility is at 3/4% above the prime rate. The Company paid interest related to this facility of $127,000 in fiscal 1997.

11.   Common Stock

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

12.   Stock Option Plan

      In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Compensation Committee, employees of and independent contractors and consultants to the Company. Options granted to non-employee directors of the Company in any year become exercisable at the next annual stockholders' meeting while those granted to employees of and independent contractors and consultants to the Company are subject to vesting periods determined by the Compensation Committee. Options granted to employees in fiscal 1997 become exercisable in installments of 33 1/3 percent at the grant date and at each subsequent fiscal year end. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan. Accordingly, no compensation cost has been charged against income for the stock option plan. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                    (in thousands, except per share amounts)

                                                         1997         1996
                                                         ----         ----
Net income ..................      - As reported      $   1,086     $    66
                                   - Pro forma        $     894     $    50


Net income per share ........      - As reported      $     .15     $   .01
                                   - Pro forma        $     .13     $   .01

      The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                            1997            1996
                                                            ----            ----

Risk-free interest rate ........................             6.6%            6.3%
Expected life (months) .........................             46              60
Expected volatility ............................             42%             42%
Expected dividend yield ........................             --              --

     The weighted-average grant date fair values of options granted during fiscal 1997 and 1996 were $.80 and $1.40 per share, respectively.

      A summary of the status of the 1995 Plan as of May 31, 1996 and 1997, and changes during the years ending on those dates is presented below:

                                                                      Weighted Average
                                                        Number of      Exercise Price
                                                         Options         Per Option
                                                         -------         ----------
Outstanding at
      May 31, 1995 (none exercisable) ........            15,000           $   3.50
Granted ......................................             9,000           $   2.50
Exercised ....................................              --             $     --
Forfeited/expired ............................            (9,000)          $   3.50
                                                         -------
Outstanding at
      May 31, 1996 (6,000 exercisable) .......            15,000           $   2.90
Granted ......................................           319,000           $   1.97
Exercised ....................................           (16,667)          $   1.97
Forfeited/expired ............................           (33,333)          $   1.97
                                                         -------
Outstanding at
      May 31, 1997  (188,337 exercisable) ....           284,000           $   2.02
                                                         =======

         The  following  table  summarizes   information   about  stock  options
outstanding at May 31, 1997:

                                                Options Outstanding                         Options Exercisable
                     --------------------------------------------------------        ---------------------------------
      Range of                        Weighted-Average
      Exercise       Number of           Remaining           Weighted-Average        Number of        Weighted-Average
       Prices         Options         Contractual Life        Exercise Price          Options          Exercise Price
       ------         -------         ----------------        --------------          -------          --------------
        $3.50            6,000              3.0                   $   3.50               6,000           $  3.50
         2.50            9,000              3.3                       2.50               9,000              2.50
         1.97          260,000              4.0                       1.97             173,337              1.97
         1.84            9,000              4.4                       1.84                   -              1.84
                       -------                                                         -------
        Total          284,000                                                         188,337
                       =======                                                         =======

13.   Income Taxes

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

      In determining the amount of deferred tax benefits which are more likely than not to be realized, the Company has projected that a minimum of approximately $5.4 million of tax benefits will be generated by operations during the fiscal periods ended through May 31, 2004. In order to realize this level of tax benefit, cumulative pretax income for the periods through 2004 will have to be approximately $14.2 million, which the Company believes to be achievable. While the Company believes that it will have a long operating life and continue to generate profits from operations beyond that period, Management believes, in the context of the "more likely than not" criteria of FAS 109, that the recognition of benefits in excess of $6 million would be inappropriate in the circumstances. Any future realization of tax benefits relating to pre-reorganization net operating loss carryforwards in excess of the net $5 million initially recorded will be recognized as a direct credit to stockholders' equity as required under SOP 90-7.

      The components of the provision for income taxes for both continuing and discontinued operations are as follows (in thousands):


                                       Reorganized  Company                   |           Predecessor Company
                    -----------------------------------------------------     |   ----------------------------------
                      For the Year        For the Year        For the Six     |       For the Six       For the Year
                         Ended               Ended           Months Ended     |      Months Ended          Ended
                      May 31, 1997        May 31, 1996       May 31, 1995     |   November 30, 1994     May 31, 1994
                      ------------        ------------       ------------     |   -----------------     ------------
Current
      Federal            $  --              $  --               $  --         |        $  --              $  --
      State .               --                 --                  --         |             45                100
                         -------            -------             -------       |        -------            -------
                            --                 --                  --         |             45                100
Deferred ....                666               --                (1,080)      |           --                 --
                         -------            -------             -------       |        -------            -------
                         $   666            $  --               $(1,080)      |        $    45            $   100
                         =======            =======             =======       |        =======            =======

      A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):

                                                Reorganized Company                |         Predecessor   Company
                                  ------------------------------------------------ |  -----------------------------------
                                  For the Year     For the Year       For the Six  |    For the Six         For the Year
                                      Ended            Ended         Months Ended  |    Months Ended           Ended
                                  May 31, 1997     May 31, 1996      May 31, 1995  |  November 30, 1994      May 31, 1994
                                  ------------     ------------      -------- ---- |  -----------------      ------------
U.S. Federal statutory rate                                                        |
   applied to pretax income (loss)                                                 |
   from continuing operations       $    557          $    548         $     759   |    $   5,311            $    46,515
                                                                                   |
                                                                                   |
State income taxes, net of                                                         |
   federal benefit                        66                63                90   |           45                    100
                                                                                   |
Effect of permanent differences                                                    |
   and changes in the valuation                                                    |
   allowance                               -                -                 -    |       (5,311)               (46,515)
                                    --------         ---------       ------------  |    ---------            -----------
                                    $    623         $     611        $      849   |    $      45            $        100
                                    ========         =========        ==========   |    =========            ============

      The income tax effect of the significant temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows as of May 31 (in thousands)

                                                      1997                1996
                                                   --------            --------
Assets
    Net operating losses ...............           $ 15,735            $ 16,422
    Other ..............................                426               1,014
    Valuation allowance ................            (10,541)            (10,125)

Liabilities
    Leased assets ......................               (206)             (1,231)
                                                   --------            --------
                                                   $  5,414            $  6,080
                                                   ========            ========


14.   Employee Benefit Plans

      The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 2% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Matching and discretionary contributions made by the Company vest over a five-year period. Company contributions to the plan for the fiscal year ended May 31, 1997 and 1996, were $116,000 and $76,000, respectively.

15.   Management and Services Agreement

      In connection with the Plan of Reorganization, the Company entered into a Management and Services Agreement pursuant to which the Company provided certain administrative services to the Liquidating Estate. In exchange for such services, the Company was paid a fee comprised of the allocable share of the Company's direct costs required to perform the agreed upon services plus a 10% markup and reasonable out-of-pocket expenses. The agreement was terminated in February 1997. The Company received approximately $539,000 and $537,000, pursuant to this agreement, in the fiscal years ended May 31, 1997 and 1996, respectively.

16.   Commitments and Contingencies

      Rental Commitments
      The Company has various operating lease agreements for offices and office equipment. These leases generally have provisions for renewal at varying terms. The Company recorded rental expense of $442,000 for the year ended May 31, 1997, $717,000 for the year ended May 31, 1996, $597,000 for the six months ended May 31, 1995 and $663,000 for the six months ended November 30, 1994.

      The future minimum lease payments required under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                            1998               $   231
                            1999                     2

      Contingencies

      The Company is a defendant in certain legal actions arising in the normal course of business. Management believes that the outcome of these actions will have no material effect on the Company's financial position or results of operations.


17.   Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash  equivalents  and  notes  receivable  - The  carrying  value
      approximates   fair  value   because  of  the  short   maturity  of  those
      instruments.

      Discounted lease rental borrowings, notes payable to former owners of acquired company and note payable to institution - Fair value of discounted lease rental borrowings, notes payable to former owners of acquired company and note payable to institution are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. At May 31, 1997, the fair value of discounted lease rental borrowings, notes payable to former owners of acquired company and note payable to institution approximate their carrying values.

      The estimated fair values of the Company's financial instruments at May 31, 1997 are as follows:

                                                    Carrying Value       Fair Value
                                                    --------------       ----------
       Assets:
           Cash and cash equivalents                  $   9,005           $   9,005
           Notes receivable                               5,094               5,094

       Liabilities:
           Discounted lease rental borrowings             5,633               5,633
           Notes payable to former owners of
           acquired company                               1,536               1,536
           Note payable to institution                    1,005               1,005

18.   Subsequent Event

      The  Board  of  Directors  has  decided  to  sell  the  Telecommunications
      Equipment Business Unit and the Company is currently engaged in negotiations with a potential buyer. The sale is subject, among other conditions, to satisfactory due diligence and negotiation and execution of satisfactory sales documentation. The sales price is expected to approximate the business unit's book value and therefore should not significantly affect the results of operations of the Company for Fiscal 1998. The net assets and results of operations of the Telecommunications Equipment Business Unit are not considered material to the consolidated net assets and results of operations of the Company.

                                   SCHEDULE II

                                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                                        VALUATION AND QUALIFYING ACCOUNTS
                                         THREE YEARS ENDED MAY 31, 1997
                                             (Dollars in thousands)


                                                Charged            Charged
                               Beginning        to costs           to other                             Ending
                                Balance       and expenses         accounts          Deductions         Balance
                               --------         --------         -------------        --------         --------
1995:
Accounts receivable -
allowance for doubtful
accounts
- six months ended
  November 30, 1994
  (Predecessor Company)        $(20,468)        $   (222)        $        --          $ 20,562*        $   (128)
                               --------         --------         -------------        --------         --------

- six months ended
  May 31, 1995
  (Reorganized Company)            (128)            (103)                 --                61             (170)
                               --------         --------         -------------        --------         --------

1996:
Accounts receivable -
allowance for doubtful
accounts
(Reorganized Company) .            (170)             (34)                 --               151              (53)
                               --------         --------         -------------        --------         --------

1997:
Accounts receivable -
allowance for doubtful
accounts
(Reorganized Company) .        $    (53)        $    (34)        $        --          $     37         $    (50)
                               --------         --------         -------------        --------         --------



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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers contained in its Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1997 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

The  Company  incorporates  herein  by  reference  the  information   concerning
executive compensation contained in the 1997 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1997 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1997 Proxy Statement.

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

              Exhibit No.
              -----------

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


                  10.1* Lease dated May 5, 1994 between B.G. Sulzle, Inc. and the Trustee.


                  10.2** 1995 Stock Compensation Plan (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by reference).

                  10.3** Employment Agreement between CIS Corporation and Greg M. Cody, dated March 8, 1996 (Filed as Exhibit
                            10.1 to the Company's Form 8-K filed March 21, 1996 and incorporated herein by reference).

                  10.4** Employment Agreement between CIS Corporation and Charles C. Sinks, dated March 8, 1996 (Filed as
                            Exhibit 10.2 to the Company's Form 8-K filed March 21, 1996 and incorporated herein by reference).

                  10.5** Loan and Security Agreement between CIS Corporation and CoreStates Bank, N.A., dated July 9, 1996 (Filed as Exhibit 10.17 to the Company's Form 10-K for the Fiscal Year ended May 31, 1996 and incorporated herein by reference).

                  10.6** Revolving credit facility between CIS Air Corporation and Norwest Business Credit, Inc., dated July 31, 1996 (Filed as Exhibit 10.2 to the Company's Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by reference).

                  10.7** Revolving credit facility between GMCCCS Corp. (doing business as "LaserAccess") and Norwest Business Credit, Inc., dated July 31, 1996 (Filed as
                            Exhibit 10.3 to the Company's Form 10-Q for the quarter ended August 31, 1996 and incorporated herein by reference).

                  10.8** Letter Agreement regarding severance with John R. Campbell dated October 23, 1996 (Filed as Exhibit
                            10.1 to the Company's Form 10-Q for the quarter ended November 30, 1996 and incorporated herein by reference).

                  10.9** Letter Agreement regarding severance with Frank J. Corcoran dated October 23, 1996 (Filed as Exhibit
                            10.2 to the Company's Form 10-Q for the quarter ended November 30, 1996 and incorporated herein by reference).

                  10.10** Letter Agreement regarding severance with James J. Mosher dated October 23, 1996 (Filed as Exhibit 10.3 to the Company's Form 10-Q for the quarter ended November 30, 1996 and incorporated herein by reference).

                  10.11 Letter Agreement regarding employment with Thomas J. Prinzing dated May 20, 1997.

                  10.12 Letter Agreement regarding employment with Jonah M. Meer dated June 9, 1997.

                  10.13 Advisory Agreement for Real Estate Related Investments between Continental Information Systems Corporation and Emmes Investment Management Co. LLC dated June 30, 1997.

                  23.1      Consent of Independent Accountants.

                  27.1      Financial Data Schedule.

                  ------------------------
                  * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

                  **        Incorporated by reference.

(b)        Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the last quarter of the Company's fiscal year.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONTINENTAL INFORMATION SYSTEMS
                                     CORPORATION


                                     BY:  /s/ MICHAEL L. ROSEN
                                          --------------------
                                              Michael L. Rosen
                                              President, Chief Executive Officer
                                              and Director


                                     BY:  /s/ JONAH M. MEER
                                          -----------------
                                              Jonah M. Meer
                                              Senior Vice President,
                                              Chief Operating Officer
                                              and Chief Financial officer


Dated:     August 20, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


  Signature                       Title                                Date
  ---------                       -----                                ----


/s/ DR. LEON H. BLOOM            Director                        August 20, 1997
---------------------
Dr. Leon H. Bloom



/s/  JAMES P. HASSETT            Director and                    August 20, 1997
---------------------            Chairman of the Board
James P. Hassett



/s/  PAUL M. SOLOMON             Director                        August 20, 1997
--------------------
Paul M. Solomon