Form 10-Q
period 1997-08-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1997-10-09
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarter period ended August 31, 1997 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the Transition period from ________ to ________

                        Commission file number: 0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                           16-0956508
--------------------------------------------------------------------------------
  (State or other jurisdiction                            (I.R.S. Employer
   of incorporation)                                      Identification No.)


 One Northern Concourse, P.O. Box 4785, Syracuse, NY          13221-4785
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


                                 (315) 455-1900
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1997, the registrant has 6,939,259 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS





PART I.             FINANCIAL INFORMATION:

Item 1.             Financial Statements

                    Consolidated Balance Sheets -
                             August 31, 1997 and May 31, 1997

                    Consolidated Statements of Operations and Retained
                           Earnings (Accumulated Deficit) - for the three months ended August 31, 1997 and 1996

                    Consolidated Statements of Cash Flows -
                           for the three months ended August 31, 1997 and 1996

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



SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)


                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)

                                                                August 31,      May 31,
                                                                  1997           1997
                                                                --------      --------
Assets:
Cash and cash equivalents .................................     $  4,496      $  9,005
Accounts receivable, net ..................................        4,346         2,485
Notes receivable ..........................................     $  3,666         5,094
Inventory..................................................        4,240         6,980
Net investment in direct financing leases (Note 2) ........        6,872         3,446
Rental equipment, net (Note 2) ............................        7,802         7,505
Furniture, fixtures and equipment, net ....................          122           218
Other assets ..............................................          779           446
Goodwill, net .............................................        3,573         3,632
Deferred tax assets .......................................        5,353         5,414
                                                                --------      --------
Total assets ..............................................     $ 41,249      $ 44,225
                                                                ========      ========

Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and other liabilities ....................     $  1,928      $  1,450
Discounted lease rental borrowings (Note 2) ...............        2,181         5,633
Note payable to institution - secured .....................        1,140         1,005
Notes payable to former owners of acquired company ........        1,536         1,536
                                                                --------      --------
Total liabilities .........................................        6,785         9,624
                                                                --------      --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 10,000,000 shares,
   issued 7,031,667 shares ................................           70            70
Additional paid-in capital ................................       34,992        34,992
Accumulated deficit .......................................         (362)         (461)
                                                                --------      --------
                                                                  34,700        34,601

Treasury stock, at cost; 92,408 shares at August 31, 1997,
    960 shares at May 31, 1997 (Note 4)                             (236)         --
                                                                --------      --------

Total shareholders' equity ................................       34,464        34,601
                                                                --------      --------

Total liabilities and shareholders' equity ................     $ 41,249      $ 44,225
                                                                ========      ========

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                          CONSOLIDATED STATEMENTS OF OPERATIONS
                       AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                       (Unaudited)


                                                                  For the Three Months
                                                                          Ended
                                                                        August 31,
                                                                    1997         1996
                                                                  -------      -------
Revenues:
Equipment sales .............................................     $ 4,644      $ 4,645
Equipment rentals ...........................................         969        1,401
Income from direct financing leases .........................         187          457
Gain from sale of equipment subject to lease (Note 2) .......          78          --
Interest, fees and other income .............................         544          590
                                                                  -------      -------
                                                                    6,422        7,093
                                                                  -------      -------
Costs and Expenses:
Cost of sales ...............................................       3,693        3,438
Depreciation of rental equipment ............................         480          850
Interest expense ............................................         209          325
Other operating expenses ....................................         491          499
Selling, general and administrative expense .................       1,389        1,755
                                                                  -------      -------
                                                                    6,262        6,867
                                                                  -------      -------

Income from operations before taxes .........................         160          226

Provision for income tax ....................................          61           86
                                                                  -------      -------

Net income ..................................................          99          140

Retained earnings (accumulated deficit), beginning of period         (461)      (1,547)
                                                                  -------      -------

Retained earnings (accumulated deficit), end of period ......     $  (362)     $(1,407)
                                                                  =======      =======


Net income per share of common stock (Note 5) ...............     $   .01      $   .02
                                                                  =======      =======

Weighted average number of shares of common stock outstanding       7,016        6,999
                                                                  =======      =======

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                                      For the
                                                                 Three Months Ended
                                                                    August 31,
                                                                1997         1996
                                                              -------      -------

Cash flows from operating activities:
Net income ..............................................     $    99      $   140
                                                              -------      -------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Proceeds from sale of equipment subject to lease ...         850          --
     Gain from sale of equipment subject to lease .......         (78)         --
     Proceeds from sale of other leased equipment .......          39          676
     Amortization of unearned income ....................        (187)        (457)
     Collections of rentals on direct financing leases ..         546        1,383
     Depreciation and amortization expense ..............         688        1,091
     Effect on cash flows of changes in:
         Accounts receivable ............................      (1,169)        (515)
         Notes receivable ...............................       1,428          (78)
         Inventory ......................................       1,909       (1,782)
         Other assets ...................................        (333)         650
         Accounts payable and other liabilities .........         477          404
         Deferred tax assets ............................          61           86
         Other ..........................................         (53)         (18)
                                                              -------      -------
                                                                4,178        1,440
                                                              -------      -------

Net cash provided by operations .........................       4,277        1,580
                                                              -------      -------
Cash flows from investing activities:
Purchase of rental equipment ............................      (8,699)      (2,252)
Purchase of property and equipment ......................          (5)          (7)
                                                              -------      -------
     Net cash used in investing activities ..............      (8,704)      (2,259)
                                                              -------      -------
Cash flows from financing activities:
Proceeds from lease, bank and institution financings ....       2,094        3,281
Payments on lease, bank and institution financings ......      (1,940)      (1,934)
Purchase of treasury stock ..............................        (236)         --
                                                              -------      -------
     Net cash provided by (used in) financing activities          (82)       1,347
                                                              -------      -------

     Net increase (decrease) in cash and cash equivalents      (4,509)         668
Cash and cash equivalents at beginning of period ........       9,005        5,382
                                                              -------      -------
Cash and cash equivalents at end of period ..............     $ 4,496      $ 6,050
                                                              =======      =======

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements


1.    Basis of Presentation

      The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the three months ended August 31, 1997, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included for the fiscal year ended May 31, 1997 appearing in the Company's Form 10-K.

2.    Sale of Equipment Subject to Lease and Telecommunications Business Unit

      On August 31, 1997, the Company, through a wholly-owned subsidiary, sold a portion of its leased equipment to a corporate investor for a sales price of approximately $4.4 million, payable in cash of approximately $850,000 and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $3.5 million.

      Additionally, on August 31, 1997, the Company, through a wholly-owned subsidiary, sold its Telecommunications Business Unit to Meridian Leasing Corporation of Deerfield, Illinois. The sales price approximated the Business Unit's book value and therefore did not significantly affect the results of operations for the quarter ended August 31, 1997.

3.    Real Estate Financing

      On June 30, 1997, the Company announced that it had entered into a Joint Investment Agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes") to provide high-yield, short-term financing for commercial real estate transactions. Under the agreement the Company may provide up to $8 million in financing, subject to management's approval of each loan. The transaction with Emmes is part of an ongoing restructuring of the Company's asset lending activities.

      The Emmes Agreement is expected to involve transactions which do not meet the underwriting standards of a traditional lender, and instances where there are unusual time constraints. Emmes, founded in 1992 by individuals who have been involved in commercial real estate dating back to the early 1970s, provides high-yield, short-term real estate financing as well as a broad range of other special opportunity real estate investments. Under the Emmes Agreement, Emmes will identify, negotiate and service proposed transactions, and will present to the Company the opportunity to participate in such transactions. The Company will make its own independent determination whether to participate in a transaction. In September 1997, the Company made an initial investment of approximately $1 million in two approved transactions.

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements


4.    Treasury Stock

      On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the NASDAQ Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. At August 31, 1997, approximately 72,000 shares were repurchased by the Company in this manner at an aggregate cost of approximately $191,000.

5.    Net Income Per Share

      Net income per share was computed based on the weighted average number of shares of common stock outstanding during the periods. As of August 31, 1997, the Company had outstanding options to purchase 459,000 shares of common stock (see Note 7). The potential dilution of these options is immaterial in the computation of net income per share.

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

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements


      A summary of the status of the 1995 Plan as of August 31, 1997 and changes since inception is presented below:

                                                                   Weighted Average
                                                       Number of    Exercise Price
                                                        Options       Per Option
                                                        -------       ----------
      Outstanding at
            May 31, 1995 (none exercisable) .....       15,000          $ 3.50
      Granted ...................................        9,000          $ 2.50
      Exercised .................................          --           $  --
      Forfeited/expired .........................       (9,000)         $ 3.50
                                                       -------
      Outstanding at
            May 31, 1996 (6,000 exercisable) ....       15,000          $ 2.90
      Granted ...................................      319,000          $ 1.97
      Exercised .................................      (16,667)         $ 1.97
      Forfeited/expired .........................      (33,333)         $ 1.97
                                                       -------

      Outstanding at
            May 31, 1997  (188,337 exercisable) .      284,000          $ 2.02
      Granted ...................................      175,000          $ 2.32
                                                       -------

      Outstanding at
            August 31, 1997 (246,671 exercisable)      459,000          $ 2.13
                                                       =======

Continental Information Systems Corporation and its Subsidiaries


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    Introduction

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 1997, appearing in the Company's Form 10-K.

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements and the Company's future business plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth below and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

On June 30, 1997, the Company announced that it had entered into a Joint Investment Agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes") to provide high-yield, short-term financing for commercial real estate transactions. Under the agreement the Company may provide up to $8 million in financing, subject to management's approval of each loan. The transaction with Emmes is part of an ongoing restructuring of the Company's asset lending activities.

The Emmes Agreement is expected to involve transactions which do not meet the underwriting standards of a traditional lender, and instances where there are unusual time constraints. Emmes, founded in 1992 by individuals who have been involved in commercial real estate dating back to the early 1970s, provides high-yield, short-term real estate financing as well as a broad range of other special opportunity real estate investments. Under the Emmes Agreement, Emmes will identify, negotiate and service proposed transactions, and will present to the Company the opportunity to participate in such transactions. The Company will make its own independent determination whether to participate in a transaction. In September 1997, the Company made an initial investment of approximately $1 million in two approved transactions.

                                Results of Operations

            Comparison of the Three Months Ended August 31, 1997 and 1996

Total revenues decreased 9.5% to $6.4 million for the three months ended August 31, 1997 from $7.1 million for the comparable fiscal quarter in 1996. Within this category, equipment rentals and income from direct financing leases decreased 37.8% to $1.2 million for the three months ended August 31, 1997 from $1.9 million for the comparable fiscal quarter in 1996. This decrease is directly related to the sale of a substantial portion of the Company's leased

Continental Information Systems Corporation and its Subsidiaries


equipment to an institutional investor in the second and third quarters of the prior fiscal year. Additionally, on August 31, 1997, the Company, through a wholly-owned subsidiary, sold additional leased equipment to a corporate investor for a sales price of approximately $4.4 million. The Company is acquiring additional equipment, subject to lease, which it intends to sell on an ongoing basis, as market conditions permit. Interest, fees and other income decreased 7.8% to $544,000 for the quarter ended August 31, 1997 from $590,000 for the comparable fiscal quarter in 1996. This decrease primarily reflects a decline in management fees received from income funds.

Costs and expenses decreased 8.8% to $6.3 million for the three months ended August 31, 1997 from $6.9 million for the comparable fiscal quarter in 1996. Within this category, cost of sales, as a percentage of sales, for the three months ended August 31, 1997 and 1996 was 79.5% and 74.0%, respectively. These variances are primarily the result of product mix, with the aircraft business unit usually generating significant margins on a relatively few large transactions and the telecommunications and printing business units generating comparably lesser margins on a greater number of transactions. On August 31, 1997 the Company, through a wholly-owned subsidiary, sold its Telecommunications Business Unit to Meridian Leasing Corporation of Deerfield, Illinois. The sales price approximated the Business Unit's book value and therefore did not significantly affect the results of operations for the quarter ended August 31, 1997. Sales and margins for the Company's laser printing business have been adversely impacted, and may continue to be impacted, as a result of increased activity in the used high speed printer market by Xerox Corporation, the manufacturer of the Company's laser printers, and another large leasing company that has entered the market. Sales and earnings from the aircraft business are likely to continue to vary quarter-to-quarter, based on the volume of transactions. Depreciation of rental equipment decreased 43.5% to $480,000 for the three months ended August 31, 1997 from $850,000 for the comparable fiscal quarter in 1996. This decrease is directly related to the aforementioned sale of a substantial portion of the Company's portfolio of leased equipment in the second and third quarters of the prior fiscal year. Interest expense decreased 35.7% to $209,000 for the three months ended August 31, 1997 from $325,000 for the comparable fiscal quarter in 1996. This decrease was primarily the result of a decrease in the average debt outstanding during the current quarter ended August 31, 1997. Other operating expenses decreased 1.6% to $491,000 for the three months ended August 31, 1997 from $499,000 for the comparable fiscal quarter in 1996. This decrease is chiefly the result of a decrease in machine refurbishment expenses for the laser printing business unit. Selling, general and administrative expenses decreased 20.9% to $1.4 million for the three months ended August 31, 1997 from $1.8 million for the comparable fiscal quarter in 1996. This decrease was principally due to cost containment efforts and staff reductions between the periods. For the three months ended August 31, 1997 and 1996, a provision for deferred income tax on income from operations was recorded, at an effective rate of 38%, in the amounts of $61,000 and $86,000, respectively.

Continental Information Systems Corporation and its Subsidiaries

                           Liquidity and Capital Resources

Cash provided by operations for the three months ended August 31, 1997 was $4.3 million as compared to $1.6 million for the comparable period in 1996. The increase was primarily due to a decrease in the Company's investment in inventory of $1.9  million and the  proceeds  generated by the sale of equipment subject to lease of $850,000. In addition to the cash payment of $850,000 relative to the sale of leased equipment, the buyer assumed approximately $3.5 million of the Company's related outstanding non-recourse lease rental borrowings. The Company purchased approximately $8.7 million of additional rental equipment during the current quarter, which it intends to sell on an ongoing basis, as market conditions permit. Proceeds from lease, bank and institution financings decreased by approximately $1.2 million to $2.1 million for the three months ended August 31, 1997 from $3.3 million for the comparable fiscal quarter in 1996. This decrease is primarily the result of a decrease in the discounting of lease rentals with lending institutions.

On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the NASDAQ Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. At August 31, 1997, approximately 72,000 shares were repurchased by the Company in this manner at an aggregate cost of approximately $191,000.

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future. In July 1996, the Company finalized two revolving loan agreements with institutions to provide (1) warehouse lease financing in the amount of $5 million and (2) inventory financing for LaserAccess and CIS Air in the amount of $7 million. At August 31, 1997, approximately $1.1 million in loans payable were outstanding under these lines of credit. The LaserAccess and CIS Air loan agreements contain various covenants including limitations on additional indebtedness and the maintenance of minimum levels of net worth/net earnings. At August 31, 1997, LaserAccess did not meet the minimum net worth/net earnings requirement; a waiver relative to this covenant was obtained from the lending institution. In July 1997, the Company signed letters of intent with two institutions to provide lease and inventory financing in the total amount of $20 million for CIS Air. The Company is currently engaged in negotiations relative to the terms of the proposed lines of credit, including the potential effect on existing lines, and due diligence reviews with the institutions.

                             PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.1  Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONTINENTAL INFORMATION SYSTEMS
                                          CORPORATION

Date: October 1, 1997                     By: /s/ Michael L. Rosen
                                              --------------------
                                              Michael L. Rosen
                                              President, Chief Executive Officer
                                              and Director



Date: October 1, 1997                     By: /s/ Jonah M. Meer
                                              -----------------
                                              Jonah M. Meer
                                              Senior Vice President,
                                              Chief Operating Officer
                                              and Chief Financial Officer