Form 10-Q
period 1997-11-30
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1998-01-13
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarter period ended November 30, 1997 or

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1997, the registrant has 7,009,260 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS





PART I.             FINANCIAL INFORMATION:

Item 1.             Financial Statements

                    Consolidated Balance Sheets -
                             November 30, 1997 and May 31, 1997

                    Consolidated Statements of Operations and Retained
                           Earnings (Accumulated Deficit) - for the three months and six months ended November 30, 1997 and 1996

                    Consolidated Statements of Cash Flows -
                           for the six months ended November 30, 1997 and 1996

                    Notes to Consolidated Financial Statements

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.            OTHER INFORMATION:

Item 4.             Submission of Matters to a Vote of Security Holders
                    ---------------------------------------------------

Item 6.             Exhibits and Reports on Form 8-K
                    --------------------------------


SIGNATURES

                         PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                               CONSOLIDATED BALANCE SHEETS
                                       (Unaudited)
                                                                 November 30,    May 31,
                                                                    1997          1997
                                                                  --------      --------
Assets:
Cash and cash equivalents ...................................     $  4,771      $  9,005
Accounts receivable, net ....................................        1,541         2,485
Notes receivable ............................................        3,501         5,094
Investment in mortgage participation notes (Note 3) .........        1,199          --
Inventory ...................................................        6,774         6,980
Net investment in direct financing leases (Note 2) ..........        6,668         3,446
Rental equipment, net (Note 2) ..............................        5,720         7,505
Furniture, fixtures and equipment, net ......................          126           218
Other assets ................................................          645           446
Goodwill, net ...............................................        3,468         3,632
Deferred tax assets .........................................        5,500         5,414
                                                                  --------      --------

            Total assets ....................................     $ 39,913      $ 44,225
                                                                  ========      ========
Liabilities and Shareholders' Equity:
Liabilities:
     Accounts payable and other liabilities .................     $  1,299      $  1,450
     Discounted lease rental borrowings (Note 2) ............        1,962         5,633
     Note payable to institution - secured ..................          753         1,005
     Notes payable to former owners of acquired company .....        1,536         1,536
                                                                  --------      --------

          Total liabilities .................................        5,550         9,624
                                                                  --------      --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares at
     November 30, 1997, 10,000,000  shares at May 31, 1997;
     issued  7,101,668 shares at November  30, 1997,
     7,031,667 shares at May 31, 1997 (Note 4) ..............           71            70
Additional paid-in capital ..................................       35,129        34,992
Accumulated deficit .........................................         (601)         (461)
                                                                  --------      --------
                                                                    34,599        34,601
Treasury stock, at cost; 92,408 shares at November 30, 1997,
     960 shares at May 31, 1997 (Note 4) ....................         (236)         --
                                                                  --------      --------

          Total shareholders' equity ........................       34,363        34,601
                                                                  --------      --------

          Total liabilities and shareholders' equity ........     $ 39,913      $ 44,225
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

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                 (Unaudited)


                                                                For the Three               For the Six
                                                                 Months Ended               Months Ended
                                                                 November 30,               November 30,
                                                          ----------------------      ----------------------
                                                            1997          1996          1997          1996
                                                          --------      --------      --------      --------
Revenues:
Equipment sales .....................................     $  2,817      $  8,412      $  7,461      $ 13,057
Equipment rentals ...................................          794         1,219         1,763         2,620
Income from direct financing leases .................          182           432           369           889
Gain from sale of equipment subject to lease (Note 2)         --           2,475            78         2,475
Interest, fees and other income .....................          598           441         1,142         1,031
                                                          --------      --------      --------      --------
                                                             4,391        12,979        10,813        20,072
                                                          --------      --------      --------      --------
Costs and Expenses:
Cost of sales .......................................        2,731         6,691         6,424        10,129
Depreciation of rental equipment ....................          382           756           862         1,606
Interest expense ....................................          112           370           321           695
Other operating expenses ............................          346           637           837         1,136
Selling, general and administrative expense .........        1,206         1,835         2,595         3,590
                                                          --------      --------      --------      --------
                                                             4,777        10,289        11,039        17,156
                                                          --------      --------      --------      --------

Income (loss) from operations before taxes ..........         (386)        2,690          (226)        2,916

Provision for income tax (tax benefit) ..............         (147)        1,022           (86)        1,108
                                                          --------      --------      --------      --------

Net income (loss) ...................................         (239)        1,668          (140)        1,808

Retained earnings (accumulated deficit),
beginning of period .................................         (362)       (1,407)         (461)       (1,547)
                                                          --------      --------      --------      --------

Retained earnings (accumulated deficit),
end of period .......................................     $   (601)     $    261      $   (601)     $    261
                                                          ========      ========      ========      ========

Net income per share of common stock (Note 5) .......     $   (.03)     $    .24      $   (.02)     $    .26
                                                          ========      ========      ========      ========
Weighted average number of shares of common
stock outstanding ...................................        6,990         7,002         7,003         7,001
                                                          ========      ========      ========      ========

      The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
In Thousands
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)
                                                             For the Six Months Ended
                                                                     November 30,
                                                                 1997          1996
                                                              --------      --------
Cash flows from operating activities:
Net income (loss) .......................................     $   (140)     $  1,808
                                                              --------      --------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Proceeds from sale of equipment subject to lease ...          850         7,367
     Gain from sale of equipment subject to lease .......          (78)       (2,475)
     Proceeds from sale of other leased equipment .......           58         3,677
     Proceeds from sale of Telecommunications Business
         Unit's assets ..................................          895          --
     Amortization of unearned income ....................         (369)         (889)
     Collections of rentals on direct financing leases ..        1,210         2,736
     Depreciation and amortization expense ..............        1,252         2,054
     Other ..............................................         (129)           59
     Effect on cash flows of changes in:
         Accounts receivable ............................          741           377
         Notes receivable ...............................        1,593        (1,862)
         Inventory ......................................         (625)       (4,227)
         Other assets ...................................         (199)        1,008
         Accounts payable and other liabilities .........         (151)         (301)
         Deferred tax assets ............................          (86)        1,108
                                                              --------      --------
                                                                 4,962         8,632
                                                              --------      --------
Net cash provided by operations .........................        4,822        10,440
                                                              --------      --------
Cash flows from investing activities:
Purchase of rental equipment ............................       (7,295)       (2,432)
Investment in mortgage participation notes ..............       (1,123)         --
Purchase of property and equipment ......................          (86)          (23)
                                                              --------      --------
     Net cash used in investing activities ..............       (8,504)       (2,455)
                                                              --------      --------
Cash flows from financing activities:
Proceeds from lease, bank and institution financings ....        3,024         4,631
Payments on lease, bank and institution financings ......       (3,478)       (6,050)
Proceeds from exercise of stock options .................          138          --
Purchase of treasury stock ..............................         (236)         --
                                                              --------      --------
     Net cash provided by (used in) financing activities          (552)       (1,419)
                                                              --------      --------

     Net increase (decrease) in cash and cash equivalents       (4,234)        6,566
Cash and cash equivalents at beginning of period ........        9,005         5,382
                                                              --------      --------
Cash and cash equivalents at end of period ..............     $  4,771      $ 11,948
                                                              ========      ========

      The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements

1.    Basis of Presentation

      The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the six months ended November 30, 1997, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included for the fiscal year ended May 31, 1997 appearing in the Company's Form 10-K.

2.    Sale of Equipment Subject to Lease and Telecommunications Business Unit

      On August 31, 1997, the Company, through a wholly-owned subsidiary, sold a portion of its leased equipment to an institutional investor for a sales price of approximately $4.4 million, payable in cash of approximately
      $850,000 and the assumption by the investor of the Company's related outstanding non-recourse lease rental borrowings of approximately $3.5 million.

      Additionally, on August 31, 1997, the Company, through a wholly-owned subsidiary, sold its Telecommunications Business Unit to Meridian Leasing Corporation of Deerfield, Illinois. The sales price approximated the Business Unit's book value and therefore did not significantly affect the results of operations for the quarter ended August 31, 1997 or the six months ended November 30, 1997.

3.    Investment in Mortgage Participation Notes

      On June 30, 1997, the Company announced that it had entered into a Joint Investment Agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes") to provide high-yield, short-term financing for commercial real estate transactions. Under the agreement the Company may provide up to $8 million in financing, subject to management's approval of each loan.

      The Emmes Agreement involves transactions which do not meet the underwriting standards of a traditional lender, and instances where there are unusual time constraints. Emmes, founded in 1992 by individuals who have been involved in commercial real estate dating back to the early 1970s, provides high-yield, short-term real estate financing as well as a broad range of other special opportunity real estate investments. Under the Emmes Agreement, Emmes will identify, negotiate and service proposed transactions, and will present to the Company the opportunity to participate in such transactions. The Company will make its own independent determination whether to participate in a transaction. In the current fiscal quarter ended November 30, 1997, the Company made an initial investment of approximately $1.1 million in two approved transactions. Additionally, on December 1, 1997, the Company made an investment in a third approved transaction of approximately $.5 million.

4.    Common Stock

      On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the NASDAQ Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. As of November 30, 1997, approximately 72,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $191,000.

      On October 28, 1997, at the Company's Annual Meeting, the stockholders approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares from 10 million to 20 million. The Board of Directors considers the increase of authorized shares of Common Stock to be desirable (i) to permit the Company flexibility in using its Common Stock in any potential future acquisitions of property or securities of other companies, (ii) to permit possible future dividends in shares of the Company's Common Stock, and (iii) for other corporate purposes, including adoption of new employee benefit plans or amendment of existing ones. The Company currently has no plans to issue any additional shares (other than pursuant to the Company's 1995 Stock Compensation Plan).

5.    Net Income Per Share

      Net income per share was computed based on the weighted average number of shares of common stock outstanding during the periods. As of November 30, 1997, the Company had outstanding options to purchase 369,674 shares of common stock (see Note 7). The potential dilution of these options is immaterial in the computation of net income per share.

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

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements


      A summary of the status of the 1995 Plan as of November 30, 1997 and changes since inception is presented below:

                                                                   Weighted Average
                                                       Number of    Exercise Price
                                                        Options       Per Option
                                                      --------        --------
   Outstanding at
         May 31, 1995 (none exercisable) .......         15,000        $   3.50
   Granted .....................................          9,000        $   2.50
   Exercised ...................................           --          $  --
   Forfeited/expired ...........................         (9,000)       $   3.50
                                                       --------
   Outstanding at
         May 31, 1996 (6,000 exercisable) ......         15,000        $   2.90
   Granted .....................................        319,000        $   1.97
   Exercised ...................................        (16,667)       $   1.97
   Forfeited/expired ...........................        (33,333)       $   1.97
                                                       --------
    Outstanding at
         May 31, 1997  (188,337 exercisable) ...        284,000        $   2.02
   Granted .....................................        175,000        $   2.32
                                                       --------
    Outstanding at
         August 31, 1997 (246,671 exercisable) .        459,000        $   2.13
   Granted .....................................         15,674        $   3.00
   Exercised ...................................        (70,001)       $   1.97
   Forfeited/expired ...........................        (34,999)       $   1.97
                                                       --------
    Outstanding at
         November 30, 1997 (185,670 exercisable)        369,674        $   2.05
                                                       ========


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

                              Results of Operations

                  Comparison of the Three Months and Six Months
                        Ended November 30, 1997 and 1996

Total revenues decreased 66.2% to $4.4 million for the three months ended November 30, 1997 from $13.0 million for the comparable fiscal quarter in 1996. For the six months ended November 30, 1997, total revenues decreased 46.1% to $10.8 million from $20.1 million for the comparable fiscal period in 1996. Within this category, equipment sales for the three and six months ended November 30, 1997, decreased by $5.6 million (66.5%) and $5.6 million (42.9%), respectively. These decreases reflect a decline in sales at the laser printing equipment business unit, in addition to lower results for the aircraft business unit, which had generated significant sales and pretax margins during the prior year fiscal quarter. Sales and margins from the aircraft business unit are likely to continue to vary quarter to quarter, based on the volume of transactions. Equipment rentals and income from direct financing leases for the three and six months ended November 30, 1997, decreased by $.7 million (40.9%) and $1.4 million (39.2%), respectively, from comparable periods in 1996. These decreases are directly related to the sale of a substantial portion of the Company's leased equipment to an institutional investor in the second quarter of the prior fiscal year for a gain of approximately $2.5 million. The Company is acquiring additional equipment, subject to lease, which it intends to sell on an ongoing basis, as market conditions permit. Interest, fees and other income for the three and six months ended November 30, 1997, increased by $157,000 (35.6%) and $111,000 (10.8%), respectively, over comparable periods in 1996. These increases primarily reflect an increase in interest income and an increase in fees generated by brokered transactions.

Costs and expenses for the three and six months ended November 30, 1997, decreased by $5.5 million (53.6%) and $6.1 million (35.7%), respectively, from comparable periods in 1996. Within this category, cost of sales, as a percentage of sales, for the three and six months ended November 30, 1997, were 96.9% and 86.1%, respectively, as compared to 79.5% and 77.6% for the comparable periods in 1996. The significant percentage increases in the current periods reflect a charge of approximately $195,000 for the write-down of obsolete inventory at the laser printing equipment business unit. Sales and margins for this business unit have been adversely impacted, and may continue to be impacted, as a result of increased activity in the used high speed printer market by Xerox Corporation, the manufacturer of the Company's laser printers, and another large leasing company that has entered the market. Additionally, these cost percentage variances are the result of product mix, with the aircraft business unit usually generating significant margins on a relatively few large transactions and the telecommunications and printing business units generating comparably lesser margins on a greater number of transactions. On August 31, 1997 the Company, through a wholly-owned subsidiary, sold its Telecommunications Business Unit to Meridian Leasing Corporation of Deerfield, Illinois. The sales price approximated the Business Unit's book value and therefore did not significantly affect the results of operations for the quarter ended August 31, 1997 or the six months ended November 30, 1997. Depreciation of rental equipment for the three and six months ended November 30, 1997, decreased by $374,000 (49.5%) and $744,000 (46.3%), respectively, from comparable periods in 1996. These decreases are directly related to the aforementioned sale of a substantial portion of the Company's portfolio of leased equipment in the second quarter of the prior fiscal year. Interest expense for the three and six months ended November 30, 1997, decreased by $258,000 (69.7%) and $374,000 (53.8%), respectively, from comparable periods in 1996. These decreases were primarily the result of a decrease in the average debt outstanding during the current three months and six months ended November 30, 1997. Other operating expenses for the three and six months ended November 30, 1997, decreased by $291,000 (45.7%) and $299,000 (26.3%), respectively, from comparable periods in 1996. These decreases are chiefly the result of a decrease in expenses associated with the reduced portfolio of leased equipment and a decrease in machine refurbishment expenses for the laser printing equipment business unit. Selling, general and administrative expenses for the three and six months ended November 30, 1997, decreased by $629,000 (34.3%) and $995,000 (27.7%), respectively, from comparable periods in 1996. These decreases were principally due to cost containment efforts and staff reductions between the periods. For the three and six months ended November 30, 1997, a provision for deferred income tax benefit on loss from operations was recorded, at an effective rate of 38%, in the amount of $147,000 and $86,000, respectively. For the three and six months ended November 30, 1996, a provision for deferred income tax expense on income from operations was recorded, at an effective rate of 38%, in the amounts of $1,022,000 and $1,108,000, respectively.

                         Liquidity and Capital Resources

Cash provided by operations for the six months ended November 30, 1997, was $4.8 million as compared to $10.4 million for the comparable period in 1996. The decrease was primarily due to the proceeds generated by the sale of equipment subject to lease of approximately $.9 million in the current period as compared to approximately $7.4 million in the prior year period. Proceeds from the sale of the Telecommunication's Business Unit's assets were $.9 million in the current period. Additionally, significant funds were generated in the current period by net collections of the following: (i) rentals on direct financing leases of $1.2 million, (ii) accounts receivable of $.7 million, and, (iii) notes receivable of $1.6 million. The Company purchased approximately $7.3 million of additional rental equipment for lease transactions during the current period, which it has the option to sell on an ongoing basis, as market conditions permit. Additionally, during the current period, the Company invested approximately $1.1 million in mortgage participation notes under its Joint

Investment Agreement (the "Emmes Agreement") with Emmes Investment Mangement Co. LLC ("Emmes"). Proceeds from lease, bank and institution financings for the six months ended November 30, 1997 and 1996, were $3.0 million and $4.6 million respectively. Payments on lease, bank and institution financings decreased by approximately $2.5 million to $3.5 million for the six months ended November 30, 1997 from $6.0 million for the comparable period in 1996. This decrease reflects a decrease in the average discounted lease rental borrowings outstanding during the current period. Proceeds from the exercise of stock options by employees, under the 1995 Stock Compensation Plan, amounted to $138,000 in the current six month period.

On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the NASDAQ Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. As of November 30, 1997, approximately 72,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $191,000.

On October 28, 1997, at the Company's Annual Meeting, the stockholders approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares from 10 million to 20 million. The Board of Directors considers the increase of authorized shares of Common Stock to be desirable (i) to permit the Company flexibility in using its Common Stock in any potential future acquisitions of property or securities of other companies, (ii) to permit possible future dividends in shares of the Company's Common Stock, and
(iii) for other corporate purposes, including adoption of new employee benefit plans or amendment of existing ones. The Company currently has no plans to issue any additional shares (other than pursuant to the Company's 1995 Stock Compensation Plan).

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future. In July 1996, the Company finalized two revolving loan agreements with institutions to provide (1) warehouse lease financing in the amount of $5 million and (2) inventory financing for the laser printing equipment business unit in the amount of $2.5 million. At November 30, 1997, approximately $.8 million in loans payable were outstanding under these lines of credit. The laser printing equipment business unit's loan agreement contains various covenants including limitations on additional indebtedness and the maintenance of minimum levels of net worth/net earnings. At November 30, 1997, the laser printing equipment business unit did not meet the minimum net worth/net earnings requirement; a waiver relative to this covenant was obtained from the lending institution. In December 1997, the Company finalized an additional revolving loan agreement with an institution to provide lease and inventory financing, for aircraft engines for CIS Air, in the amount of $10 million. The facility has a 3 year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Availability under the facility is limited to the appraised value of the financed aircraft engines. Substantially all the assets of CIS Air are pledged as collateral for the loan.

                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders, held on October 28, 1997, the following directors were elected to the Board of Directors:

                                     Affirmative Votes          Votes Withheld
                                     -----------------          --------------
     Julius S. Anreder                    5,832,278                 104,995
     Dr. Leon H. Bloom                    5,885,956                  51,317
     James P. Hassett                     5,578,500                 358,773
     George H. Heilborn                   5,703,023                 234,250
     Michael L. Rosen                     5,803,636                 133,637
     Paul M. Solomon                      5,720,445                 216,828

The proposal to amend the Company's Restated Certificate of Incorporation to increase the number of authorized shares from 10 million to 20 million and certain other amendments was approved and received the requisite number of votes as follows:

           Affirmative Votes        Negative Votes             Abstentions
           -----------------        --------------             -----------
               5,737,011                166,249                   34,013

The ratification of the selection of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending May 31, 1998 was approved and received the requisite number of votes as follows:

           Affirmative Votes        Negative Votes             Abstentions
           -----------------        --------------             -----------
               5,890,973                32,222                    14,078

The stockholder proposal to request that the Board of Directors proceed to adopt a plan of complete liquidation of the Company did not receive the requisite number of votes and therefore was not approved. The votes were as follows:

 Affirmative Votes       Negative Votes       Abstentions       Broker Non-Votes
 -----------------       --------------       -----------       ----------------
     209,922               2,030,232             27,894             3,669,225

Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  3.1  Restated Certificate of Incorporation, as amended

                  27.1  Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended November 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONTINENTAL INFORMATION SYSTEMS
                                      CORPORATION

Date:    January 9, 1998              By:  /s/ Michael L. Rosen
                                           --------------------
                                           Michael L. Rosen
                                           President, Chief Executive Officer
                                           and Director



Date:    January 9, 1998              By:  /s/ Jonah M. Meer
                                           -----------------
                                           Jonah M. Meer
                                           Senior Vice President,
                                           Chief Operating Officer
                                           and Chief Financial Officer