Form 10-Q
period 1998-02-28
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1998-04-14
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended February 28, 1998 or

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1998, the registrant has 6,939,060 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.             FINANCIAL INFORMATION:

Item 1.             Financial Statements

                    Consolidated Balance Sheets -
                           February 28, 1998 and May 31, 1997

                    Consolidated Statements of Operations and Retained
                           Earnings (Accumulated Deficit) - for the three months and nine months ended February 28, 1998 and 1997

                    Consolidated Statements of Cash Flows -
                           for the nine months ended February 28, 1998 and 1997

                    Notes to Consolidated Financial Statements


Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.            OTHER INFORMATION:

Item 1.             Legal Proceedings

Item 6.             Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                                       CONSOLIDATED BALANCE SHEETS
                                               (Unaudited)
                                                                              February 28,       May 31,
                                                                                  1998            1997
                                                                               --------        --------
Assets:
Cash and cash equivalents ..............................................       $  5,897        $  9,005
Accounts receivable, net ...............................................          1,894           2,485
Notes receivable .......................................................          5,896           5,094
Investment in mortgage participation notes (Note 3) ....................          1,690            --
Inventory ..............................................................          3,130           6,980
Net investment in direct financing leases (Note 2) .....................          6,409           3,446
Rental equipment, net (Note 2) .........................................         11,947           7,505
Furniture, fixtures and equipment, net .................................            388             218
Other assets ...........................................................            841             446
Goodwill, net ..........................................................          3,363           3,632
Deferred tax assets ....................................................          5,496           5,414
                                                                               --------        --------

            Total assets ...............................................       $ 46,951        $ 44,225
                                                                               ========        ========
Liabilities and Shareholders' Equity:
Liabilities:
     Accounts payable and other liabilities ............................       $  2,090        $  1,450
     Discounted lease rental borrowings (Note 2) .......................          2,832           5,633
     Notes payable to institutions - secured ...........................          6,202           1,005
     Notes payable to former owners of acquired company ................          1,536           1,536
                                                                               --------        --------

          Total liabilities ............................................         12,660           9,624
                                                                               --------        --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares at
       February 28, 1998, 10,000,000  shares at May 31, 1997;
       issued  7,101,668 shares at February 28, 1998,
       7,031,667 shares at May 31, 1997 (Note 4) .......................             71              70
Additional paid-in capital .............................................         35,129          34,992
Accumulated deficit ....................................................           (596)           (461)
                                                                               --------        --------
                                                                                 34,604          34,601
Treasury stock, at cost; 124,608 shares at February 28, 1998, 960 shares
      at May 31, 1997 (Note 4) .........................................           (313)           --
                                                                               --------        --------

          Total shareholders' equity ...................................         34,291          34,601
                                                                               --------        --------

          Total liabilities and shareholders' equity ...................       $ 46,951        $ 44,225
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

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

                                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           AND RETAINED EARNINGS (ACCUMULATED DEFICIT)
                                                           (Unaudited)

                                                                      For the Three                      For the Nine
                                                                       Months Ended                      Months Ended
                                                                       February 28,                      February 28,
                                                                 -------------------------          -----------------------
                                                                    1998            1997              1998           1997
                                                                 ---------       ---------          --------       --------
Revenues:
Equipment sales                                                  $   3,787        $  4,962          $ 11,248       $ 18,019
Equipment rentals                                                    1,071             564             2,834          3,184
Income from direct financing leases                                    190             131               559          1,020
Gain from sale of equipment subject to lease (Note 2)                    -             341                78          2,816
Interest, fees and other income                                        555             567             1,697          1,598
                                                                 ---------       ---------          --------       --------
                                                                     5,603           6,565            16,416         26,637
                                                                  --------        --------           -------       --------
Costs and Expenses:
Cost of sales                                                        3,226           3,811             9,650         13,940
Depreciation of rental equipment                                       542             216             1,404          1,822
Interest expense                                                       180             137               501            832
Other operating expenses                                               386             516             1,223          1,652
Selling, general and administrative expense                          1,260           1,703             3,855          5,293
                                                                 ---------        --------          --------      ---------
                                                                     5,594           6,383            16,633         23,539
                                                                 ---------        --------          --------       --------

Income (loss) from operations before taxes                               9             182              (217)         3,098

Provision for income tax (tax benefit)                                   4              69               (82)         1,177
                                                                 ---------       ---------           --------      --------

Net income (loss)                                                        5             113              (135)         1,921

Retained earnings (accumulated deficit),
beginning of period                                                   (601)            261              (461)        (1,547)
                                                                  ---------      ---------          ---------      ---------
Retained earnings (accumulated deficit),
end of period                                                     $   (596)       $    374          $   (596)       $   374
                                                                  =========       ========          =========       =======

Net income per share of common stock (Note 5)                    $        -      $     .01          $   (.02)      $    .27
                                                                 ==========      =========          =========      ========

Weighted average number of shares of common
stock outstanding                                                    6,990           7,014             6,999          7,005
                                                                     =====           =====             =====          =====

The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Nine Months
                                                                       Ended
                                                                    February 28,
                                                                 1998         1997
                                                              --------      --------
Cash flows from operating activities:
Net income (loss) .......................................     $   (135)     $  1,921
                                                              --------      --------
Adjustments to reconcile net income to net cash
provided by operating activities:
     Proceeds from sale of equipment subject to lease ...          850         7,367
     Gain from sale of equipment subject to lease .......          (78)       (2,816)
     Proceeds from sale of other leased equipment .......        1,248         3,684
     Proceeds from sale of Telecommunications Business
         Unit's assets ..................................          895          --
     Amortization of unearned income ....................         (559)       (1,020)
     Collections of rentals on direct financing leases ..        1,734         3,058
     Depreciation and amortization expense ..............        1,914         2,478
     Other ..............................................         (219)          (98)
     Effect on cash flows of changes in:
         Accounts receivable ............................          388          (787)
         Notes receivable ...............................         (802)         (550)
         Inventory ......................................        3,019        (3,926)
         Other assets ...................................         (395)          836
         Accounts payable and other liabilities .........          639          (387)
         Deferred tax assets ............................          (82)        1,177
                                                              --------      --------
                                                                 8,552         9,016
                                                              --------      --------

Net cash provided by operations .........................        8,417        10,937
                                                              --------      --------

Cash flows from investing activities:
Purchase of rental equipment ............................      (15,330)       (5,940)
Investment in mortgage participation notes ..............       (1,524)         --
Purchase of property and equipment ......................         (362)          (23)
                                                              --------      --------
     Net cash used in investing activities ..............      (17,216)       (5,963)
                                                              --------      --------

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                For the Nine Months
                                                                       Ended
                                                                    February 28,
                                                                 1998         1997
                                                              --------      --------
Cash flows from financing activities:
Proceeds from lease, bank and institution financings ....       11,022         7,498
Payments on lease, bank and institution financings ......       (5,155)       (7,143)
Proceeds from exercise of stock options .................          137          --
Purchase of treasury stock ..............................         (313)         --
                                                              --------      --------
     Net cash provided by financing activities ..........        5,691           355
                                                              --------      --------

     Net increase (decrease) in cash and cash equivalents       (3,108)        5,329

Cash and cash equivalents at beginning of period ........        9,005         5,382
                                                              --------      --------

Cash and cash equivalents at end of period ..............     $  5,897      $ 10,711
                                                              ========      ========

The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements


1.    Basis of Presentation

      The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the nine months ended February 28, 1998, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included for the fiscal year ended May 31, 1997 appearing in the Company's Form 10-K.

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

      Additionally, on August 31, 1997, the Company, through a wholly-owned subsidiary, sold its Telecommunications Business Unit to Meridian Leasing Corporation of Deerfield, Illinois. The sales price approximated the Business Unit's book value and therefore did not significantly affect the results of operations for the quarter ended August 31, 1997 or the nine months ended February 28, 1998.

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

      The Emmes Agreement involves transactions which do not meet the underwriting standards of a traditional lender, and instances where there are unusual time constraints. Emmes, founded in 1992 by individuals who have been involved in commercial real estate dating back to the early 1970s, provides high-yield, short-term real estate financing as well as a broad range of other special opportunity real estate investments. Under the Emmes Agreement, Emmes will identify, negotiate and service proposed transactions, and will present to the Company the opportunity to participate in such transactions. The Company will make its own independent determination whether to participate in a transaction. At February 28, 1998, the Company had invested approximately $1.7 million in such transactions.

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements

4.    Common Stock

      On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the NASDAQ Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. As of February 28, 1998, approximately 104,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $268,000.

      On October 28, 1997, at the Company's Annual Meeting, the stockholders approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares from 10 million to 20 million. The Company currently has no plans to issue any additional shares (other than pursuant to the Company's 1995 Stock Compensation
      Plan).

5.    Net Income Per Share

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." SFAS No. 128 specified new standards for computing and disclosing net income per share effective for financial statements issued for periods ending after December 15, 1997. Net income per share was computed based on the weighted average number of shares of common stock outstanding during the periods. As of February 28, 1998, the Company had outstanding options to purchase 369,674 shares of common stock (see Note 7). The potential dilution of these options is immaterial in the computation of net income per share.

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

Continental Information Systems Corporation and its Subsidiaries
Notes to the Consolidated Financial Statements

      A summary of the status of the 1995 Plan as of February 28, 1998 and changes since inception is presented below:

                                                                        Weighted Average
                                                           Number of     Exercise Price
                                                            Options        Per Option
                                                            -------        ----------
Outstanding at
      May 31, 1995 (none exercisable) ..............         15,000        $   3.50
Granted ............................................          9,000        $   2.50
Exercised ..........................................             --        $     --
Forfeited/expired ..................................         (9,000)       $   3.50
                                                           --------
Outstanding at
      May 31, 1996 (6,000 exercisable) .............         15,000        $   2.90
Granted ............................................        319,000        $   1.97
Exercised ..........................................        (16,667)       $   1.97
Forfeited/expired ..................................        (33,333)       $   1.97
                                                           --------
Outstanding at
      May 31, 1997  (188,337 exercisable) ..........        284,000        $   2.02
Granted ............................................        175,000        $   2.32
                                                           --------
Outstanding at
      August 31, 1997 (246,671 exercisable) ........        459,000        $   2.13
Granted ............................................         15,674        $   3.00
Exercised ..........................................        (70,001)       $   1.97
Forfeited/expired ..................................        (34,999)       $   1.97
                                                           --------
Outstanding at
      November 30, 1997 and February 28, 1998
      (185,670 exercisable) ........................        369,674        $   2.05
                                                           ========


8.    Joint Venture

      On February 25, 1998, the Company announced that it had entered into a Letter of Intent to form a joint venture to combine its printing business, conducted under the name of LaserAccess, with Laser Solutions International, L.L.C. ("LSI") of Carlsbad, California. The new venture will be jointly managed by current LSI management and LaserAccess personnel. Financing and leasing services to the new entity are to be provided by Continental. The parties contemplate reaching a definitive agreement by April 30, 1998. Additionally, in March 1998, the Company made a payment of approximately $.4 million on notes payable to the former owners of LaserAccess, and set off the remaining $1.1 million balance of the notes against claims against such former owners.

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


                              Results of Operations

                 Comparison of the Three Months and Nine Months
                        Ended February 28, 1998 and 1997

Revenues
Total revenues decreased 14.7% to $5.6 million for the three months ended February 28, 1998 from $6.6 million for the comparable fiscal quarter in 1997. For the nine months ended February 28, 1998, total revenues decreased 38.4% to $16.4 million from $26.6 million for the comparable fiscal period in 1997. Within this category, equipment sales for the three and nine months ended February 28, 1998 decreased by $1.2 million (23.7%) and $6.8 million (37.6%), respectively, from comparable fiscal periods in 1997. These decreases reflect a decline in sales at the laser printing equipment business unit, in addition to lower results for the aircraft business unit, which had generated significant sales and pretax margins during the prior year fiscal periods. Sales and margins from the aircraft business unit are likely to continue to vary quarter to quarter, based on the volume of transactions.

Equipment rentals and income from direct financing leases for the nine months ended February 28, 1998, decreased 19.3% to $3.4 million from $4.2 million for the comparable fiscal period in 1997. This decrease is attributable to the sale of a substantial portion of the Company's leased equipment to an institutional investor in the second and third quarters of the prior fiscal year for a gain of approximately $2.8 million. For the three months ended February 28, 1998, equipment rentals and income from direct financing leases increased 81.4% to $1.3 million from $.7 million for the comparable fiscal quarter in 1997. This increase is the result of the Company's leasing business unit acquiring additional rental equipment, subject to existing leases, during the current period.

Continental Information Systems Corporation and its Subsidiaries


Interest, fees and other income increased by $99,000 (6.2%) for the nine months ended February 28, 1998 over the comparable fiscal period in 1997 while decreasing by $12,000 (2.1%) for the three months ended February 28, 1998 from the comparable three months in 1997.


Costs and Expenses
Costs and expenses decreased 12.4% to $5.6 million for the three months ended February 28, 1998 from $6.4 million for the comparable fiscal quarter in 1997. For the nine months ended February 28, 1998, costs and expenses decreased 29.3% to $16.6 million from $23.5 million for the comparable fiscal period in 1997. Within this category, cost of sales, as a percentage of sales, for the three and nine months ended February 28, 1998, were 85.2% and 85.8%, respectively, as compared to 76.8% and 77.4% for the comparable periods in 1997. The significant percentage increases in the current periods reflect a deterioration in margins at the laser printing equipment business unit. Sales and margins for this business unit have been adversely impacted, and may continue to be impacted, as a result of increased activity in the used high speed printer market by Xerox Corporation, the manufacturer of the Company's laser printers, and another large leasing company that has entered the market. On February 25, 1998, the Company announced that it had entered into a Letter of Intent to form a joint venture to combine its printing business, conducted under the name of LaserAccess, with Laser Solutions International, L.L.C. ("LSI") of Carlsbad, California. The new venture will be jointly managed by current LSI management and LaserAccess personnel. Financing and leasing services to the new entity are to be provided by Continental. The parties contemplate reaching a definitive agreement by April 30, 1998. Additionally, in March 1998, the Company made a payment of approximately $.4 million on notes payable to the former owners of LaserAccess, and set off the remaining $1.1 million balance of the notes against claims against such former owners. The aforementioned cost percentages are also the result of product mix, with the aircraft business unit usually generating significant margins on a relatively few large transactions and the telecommunications and printing business units generating comparably lesser margins on a greater number of transactions.

On August 31, 1997 the Company, through a wholly-owned subsidiary, sold its Telecommunications Business Unit to Meridian Leasing Corporation of Deerfield, Illinois. The sales price approximated the Business Unit's book value and therefore did not significantly affect the results of operations for the quarter ended August 31, 1997 or the nine months ended February 28, 1998.

Depreciation of rental equipment for the nine months ended February 28, 1998, decreased 22.9% to $1.4 million from $1.8 million for the comparable fiscal period in 1997. This decrease is directly related to the aforementioned sale of a substantial portion of the Company's portfolio of leased equipment in the second and third quarters of the prior fiscal year. For the three months ended February 28, 1998, depreciation of rental equipment increased 150.9% to $.5 million from $.2 million for the comparable fiscal quarter in 1997. This increase is directly related to the acquisition of additional rental equipment, subject to existing leases, during the current period.

Continental Information Systems Corporation and its Subsidiaries


Interest expense for the nine months ended February 28, 1998, decreased 39.8% to $.5 million from $.8 million for the comparable fiscal period in 1997. This decrease is directly related to the aforementioned sale of a substantial portion of the Company's portfolio of leased equipment, subject to the related outstanding non-recourse lease rental borrowings, in the second and third quarters of the prior fiscal year. For the three months ended February 28, 1998, interest expense increased 31.4% to $180,000 from $137,000 for the comparable quarter in 1997. This increase was primarily the result of an increase in the average debt outstanding during the current quarter.

Other operating expenses for the three and nine months ended February 28, 1998, decreased by $429,000 (26.0%) and $130,000 (25.2%), respectively, from comparable periods in 1997. These decreases are chiefly the result of a decrease in machine refurbishment expenses for the laser printing equipment business unit.

Selling, general and administrative expenses for the three and nine months ended February 28, 1998, decreased by $443,000 (26.0%) and $1,438,000 (27.2%), respectively, from comparable periods in 1997. These decreases were principally due to cost containment efforts and staff reductions between the periods.

Income Taxes
For the nine months ended February 28, 1998, a provision for deferred income tax benefit on loss from operations was recorded, at an effective rate of 38%, in the amount of $82,000, while for the three months ended February 28, 1998, a provision for deferred income tax expense on income from operations was recorded, at an effective rate of 38%, in the amount of $4,000. For the three and nine months ended February 28, 1997, a provision for deferred income tax expense on income from operations was recorded, at an effective rate of 38%, in the amounts of $69,000 and $1,177,000, respectively.

                         Liquidity and Capital Resources

Cash provided by operations for the nine months ended February 28, 1998, was $8.4 million as compared to $10.9 million for the comparable period in 1997. Proceeds generated by the sale of equipment subject to lease amounted to approximately $.9 million in the current period as compared to approximately
$7.4 million in the prior year period. The sale of the Telecommunication's Business Unit's assets generated proceeds of approximately $.9 million in the current nine month period. Additionally, a decrease in inventory levels of approximately $3.0 million had a positive effect on cash flow in the current period. The Company acquired approximately $15.3 million of additional rental equipment for lease transactions during the nine months ended February 28, 1998 as compared to $5.9 million in the comparable period in 1997. Additionally, during the current period, the Company invested approximately $1.5 million in mortgage participation notes under its Joint Investment Agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes"). Proceeds from lease, bank and institution financings for the nine months ended February 28, 1998 and 1997, were approximately $11.0 million and $7.5 million, respectively, while payments on these financings were approximately $5.2 million and $7.1 million for the respective 1998 and 1997 fiscal periods. Proceeds from the exercise of stock options by employees, under the 1995 Stock compensation Plan, amounted to approximately $137,000.

Continental Information Systems Corporation and its Subsidiaries


On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the NASDAQ Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. As of February 28, 1998, approximately 104,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $268,000.

On October 28, 1997, at the Company's Annual Meeting, the stockholders approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares from 10 million to 20 million. The Company currently has no plans to issue any additional shares (other than pursuant to the Company's 1995 Stock Compensation Plan).

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future. In July 1996, the Company finalized two revolving loan agreements with institutions to provide (1) warehouse lease financing in the amount of $5 million and (2) inventory financing for the laser printing equipment business unit in the amount of $2.5 million. At February 28, 1998, approximately $.9 million in loans payable were outstanding under these lines of credit. The laser printing equipment business unit's loan agreement contains various covenants including limitations on additional indebtedness and the maintenance of minimum levels of net worth/net earnings. At February 28, 1998, the laser printing equipment business unit did not meet the minimum net worth/net earnings requirement; a waiver relative to this covenant was obtained from the lending institution. The Letter of Intent with LSI contemplates that the laser printing credit facility will be restructured. In December 1997, the Company finalized an additional revolving loan agreement with an institution to provide lease and inventory financing, for aircraft engines for CIS Air, in the amount of $10 million. The facility has a 3 year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all the assets of CIS Air are pledged as collateral for the loan. At February 28, 1998, approximately $5.3 million in loans payable were outstanding under this line of credit.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         On April 7, 1998, Greg M. Cody and Charles C. Sinks, the former owners of the Company's LaserAccess printing business, filed suit in Superior Court of California, County of San Diego, seeking to recover $1.1 million in damages allegedly arising from the Company's failure to make payments when due on promissory notes representing a portion of the purchase price for LaserAccess. The Company intends to vigorously contest this action.

Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  10.1 Loan and Security Agreement between CIS Air Corporation and Heller Financial, Inc., dated December 19, 1997.

                  27.1  Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended February 28, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CONTINENTAL INFORMATION SYSTEMS
                                          CORPORATION

Date:    April 9, 1998                    By: /s/ Michael L. Rosen
                                              --------------------
                                              Michael L. Rosen
                                              President, Chief Executive Officer
                                              and Director



Date:    April 9, 1998                    By: /s/ Jonah M. Meer
                                              -----------------
                                              Jonah M. Meer
                                              Senior Vice President,
                                              Chief Operating Officer
                                              and Chief Financial Officer