Form 10-K
period 1998-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1998-08-25
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                              ---------------------

         For the Fiscal Year May 31, 1998 Commission File Number 0-25104

                         CONTINENTAL INFORMATION SYSTEMS
                                   CORPORATION
                           (Exact name of registrant)

       New York                                           16-0956508
(State of incorporation)                 (I.R.S. Employer Identification Number)

            45 Broadway Atrium, Suite 1105, New York, New York 10006
              (Address of principal executive offices and zip code)

                                 (212) 771-1000
                         (Registrant's telephone number)

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

The number of the registrant's shares of Common Stock outstanding on June 30, 1998 was 6,939,060.

As of June 30, 1998, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $10,361,114.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

    * Excludes 1,676,940 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.       BUSINESS

Introduction

The Company is a specialized financial services company that, through its operating subsidiaries, is currently engaged in the leasing, sales and management of commercial aircraft and aircraft engines (the "Air Group Business"), equipment leasing (the "Equipment Leasing Business") and other financing activities, including commercial real estate financing (the "Finance Business").

Organization and History of the Company

The Company is a New York corporation that was organized in 1968. In January 1989, the Company and nine of its affiliated subsidiaries filed for protection under Chapter 11 of the United States Bankruptcy Code. The Company emerged from Chapter 11 pursuant to a Plan of Reorganization (the "Plan"), which was confirmed by the Bankruptcy Court on November 29, 1994. The Plan became effective, and the transactions contemplated thereby were consummated, on December 21, 1994 (the "Effective Date"). Following confirmation of the Plan, the Company continued to engage in certain financing and financing-related business activities it had engaged in prior to filing for bankruptcy. These activities included buying, selling, remarketing and leasing capital assets such as computers, aircraft, railcars, telecommunications equipment, medical diagnostic and production equipment and electronic office equipment

Beginning in 1997, the Board of Directors initiated a restructuring of senior management, which was completed in July 1997. The Board installed new management, including the appointment of a representative of the Company's largest shareholder as Chief Executive Officer. New management conducted a review of the Company's operations and developed plans to focus on and expand upon the Company's core businesses of buying and selling commercial aircraft and engines and the leasing of certain other capital equipment. In addition, the Company expanded its specialized financing services, to include real estate finance and other special purpose lending activities. Accordingly, the Company has disposed of several non-core business units. On August 31, 1997, the Company sold its Telecommunications Business Unit, a telecommunications equipment resale business, to Meridian Leasing Corporation of Deerfield, Illinois. On May 29, 1998, the Company announced its decision to discontinue and liquidate its LaserAccess laser printing business.

Air Group Business

Through its wholly-owned subsidiary, CIS Air Corporation, a Delaware corporation ("CIS Air"), the Company participates in the worldwide market for the sale and leasing of used, commercial aircraft and aircraft engines. CIS Air generally acquires whole aircraft or aircraft engines and then sells, leases or dismantles them for resale as replacement parts. CIS Air finances its portfolio acquisitions with cash flow from operations or through borrowings under CIS Air's revolving credit engine facility. Engines, which are acquired from

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

brokers, airlines, and dealers, are in various used condition and frequently need substantial repair or refurbishing. The Company contracts with outside vendors to complete this upgrade process before reselling or leasing the equipment to its customers. Aircraft acquired by the Company may be in various stages of air worthiness. Repairs and upgrades may be required to the aircraft prior to leasing the aircraft. CIS Air's leases require the lessee to maintain the aircraft in accordance with FAA-approved maintenance programs and contain specific return conditions.

CIS Air conducts its sales and leasing activities of aircraft, engines and replacement parts through in-house sales personnel, brokers and consignees.

The Company enters into both short-term and long-term triple net operating leases. Short-term operating leases have terms of up to two years, while long-term leases may have initial terms of up to five years. The Company also sells aircraft and engines and finances such sales. Air Group Business customers are primarily small to medium-sized commercial air carriers, both inside and outside the United States.

In addition to CIS Air's sales and leasing activities, a subsidiary of CIS Air, CIS Aircraft Partners, Inc., has managed a portfolio of commercial aircraft on behalf of two publicly held limited partnerships, JetStream, L.P. and JetStream II, L.P. since their inception in 1987 and 1988 in offerings which collectively raised $195 million. As Managing General Partner, CIS Aircraft Partners, Inc. acquired the portfolio on behalf of the partnerships, arranged leases of the aircraft and engages in ongoing management activities including remarketing to preserve and protect the value of the portfolio. The payment of management fees to CIS Aircraft Partners, Inc. from Jet Stream, L.P. was suspended in December 1997, and the payment of management fees from JetStream II, L.P. is expected to be suspended in December 1998, because under the terms of the respective limited partnership agreements, these fees are subordinate in right of payment to a preferred rate of return to the limited partners. The partnerships continue to accrue payment of such fees to CIS Aircraft Partners, Inc. All or part of the accrued fees may be paid retroactively depending on future cash distributions to the limited partners and the final rates of return achieved upon the partnerships' termination.

Business Strategy. The Company's operating strategy is to employ its management's expertise in the aviation, leasing and finance industries to expand and actively manage its aircraft and aircraft engine portfolio, which is focused on the narrowbody segment of the aircraft resale market. Company management believes that narrowbody aircraft offer greater potential for profitable leasing opportunities than the widebody segment of the market because of the extensive customer base for such aircraft and their relatively stable market values. Company management utilizes its existing relationships with other aviation industry participants, as well as its technical expertise, to identify and evaluate profitable acquisition, sale and leasing opportunities.

By steadily increasing its asset base through profitable acquisitions, the Company expects to increase its cash flow. By reinvesting this cash flow while managing investment risk, the Company hopes to achieve capital growth. The

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

Company is actively examining ways to expand the scale and scope of its activities in this business. In addition, the Company seeks to maximize the residual value of its portfolio by actively managing its assets. Asset management includes inspections prior to and during the lease term and monitoring of lessee compliance with maintenance and return provisions.

In the normal course of business CIS Air sells and leases to customers with credit histories that are below AAA, including a number of foreign companies with less stringent record keeping controls than their counterparts in the United States. While the Company believes that these credits offer higher yields than larger, more creditworthy customers do, they also present an inherent degree of collection difficulty. Leasing or selling on account to foreign companies that operate outside the United States may also present regulatory or administrative obstacles to repossession of aircraft in the event of default. Management has established guidelines to minimize the risk of lessee defaults. Under these guidelines, the Company conducts initial and ongoing analyses of each lessee's creditworthiness and the economic environment in the countries in which they operate.

Industry Conditions. Demand for aircraft, aircraft engines and engine parts is driven primarily by flying hours or cycles (defined as a take-off or landing) because FAA regulations require that parts be serviced or replaced at scheduled intervals, often after specified flight hours or cycles. Thus, the demand for replacement engines and parts is a function of the current level of world air travel. The airline industry has experienced significant growth in air travel in the past five to six years, primarily due to a world economic recovery. Although this recent industry improvement has modestly increased the demand for certain types of aircraft, overall conditions in the industry remain competitive. The Company's business remains dependent upon the overall economic condition of the airline industry, which historically has been volatile.

Leasing aircraft, aircraft engines or parts offers CIS Air customers the opportunity to lower their overhead or working capital requirements. Some carriers who do not wish to maintain a pool of spare engines use short-term leases of engines to manage their fleet. Many larger carriers are increasing their use of leased aircraft as they upgrade their fleets, and many of the new carriers have limited capital resources and therefore prefer to lease rather than own engines.

Federal Regulation.

Aging Aircraft Maintenance. The Federal Aviation Administration (the "FAA"), has adopted a series of Airworthiness Directives ("ADs"). ADs are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In negotiating future leases or in selling aircraft CIS Air may be required to bear some or all of the costs of compliance with future ADs or ADs that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The aggregate effect of compliance with these standards is not determinable at this time and will depend

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the extent of the AD, the availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft. As described above, the cost of such compliance may be reduced to the extent that current or future lessees of aircraft effect such modifications under the terms of the current or future operating leases.

              Aircraft Noise. Effective November 6, 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Act"), which required the development of a National Noise Policy. On September 25, 1991, final regulations (the "Regulations") were announced and became effective immediately. The Regulations provide generally, among other things, for the phase-out of Stage 2 aircraft in the United States by December 31, 1999, unless hushkitted. Only Stage 3 or Stage 2 hushkitted aircraft will be allowed to fly in the United States after December 31, 1999.

In addition to FAA activity in noise abatement, other countries have adopted or are considering adopting noise compliance standards which would have a similar effect of reducing the ability of an airline to operate Stage 2 aircraft in such jurisdictions. These regulations may disrupt the market for Stage 2 aircraft at December 31, 1999. CIS Air believes its current portfolio will not be materially affected by these regulations.

Since much of CIS Air's assets are subject to operating leases, CIS Air will be required to re-lease or sell such assets after the expiration of the current lease terms. Such sale or re-lease must be done in a timely manner to minimize off-lease time and allow recovery of CIS Air's investment. The ability to renew leases or to sell the Aircraft owned by the CIS Air is dependent upon among other factors: (a) general economic conditions and market conditions affecting the airline industry in particular; (b) regulatory changes; (c) costs to refurbish assets which is dependent upon the condition the asset was returned in; (d) technological changes; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions; (f) the availability to the lessee or potential lessee of other similar aircraft from CIS Air's competition; and (g) the ability to effectively market the aircraft. It is possible that CIS Air may therefore not realize the residual value anticipated or alternatively it may only be able to re-lease assets at lower lease rates.

Dependence on Key Personnel. The Air Group Business at present is substantially dependent on the efforts and abilities of a number of its current key management personnel. The success of the Air Group Business will depend to a large extent on the Company's ability to retain or attract key employees. The loss of certain of these employees or the Company's inability to retain or attract key employees in the future could have an adverse effect on the Company's operations. The Company has an employment contract with the head of its CIS Air subsidiary that runs through fiscal year end 1999.

Equipment Leasing Business

The Company's Equipment Leasing Business, which is conducted through its operating subsidiary CIS Corporation, a New York Corporation ("CIS"), leases a wide range of equipment, including computers, printers and telecommunications equipment. The Company participates in the leasing market by originating new leases, financing other equipment brokers and engaging in leveraged leasing.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

The Company offers customers the flexibility of buying or leasing equipment. Leasing can be an attractive financing mechanism for customers acquiring equipment for various reasons, including: (i) the flexibility given lessees to replace equipment at the end of the initial lease term in the event that the equipment has become technologically obsolete or the lessees' equipment requirements change; (ii) the smaller initial cash outlay that leasing, as opposed to purchasing, requires; and (iii) the benefits that off-balance sheet financing may provide. The Company does not maintain inventories of new equipment, as lease contracts typically involve lessee-identified equipment.

Equipment Finance Contracts

General. Leasing revenues are primarily derived from the origination and sale of equipment finance contracts pursuant to which the Company provides financing for the purchase of various types of equipment. Substantially all finance contracts are non-cancelable for a specified lease term. Some of the contracts are structured so that the Company generally receives scheduled payments sufficient, in the aggregate, to cover borrowing costs and the costs of the underlying equipment, and to provide an appropriate profit margin. The initial non-cancelable term of the contract is equal to or less than the estimated economic life of the equipment. A portion of the lease contracts are structured so that the Company needs to look to the residual value at the end of the lease term in order to fully recover the cost for the equipment and borrowing costs. Initial terms for new equipment lease contracts generally range from three to five years.

Terms and Conditions. The terms and conditions of the Company's equipment finance contracts, which are generally structured principally as operating or direct finance leases, vary somewhat from lease to lease. In substantially all cases, however, the Company's customers are required to (i) maintain, service and operate the equipment in accordance with the manufacturer's and government-mandated procedures; (ii) insure the equipment against property and casualty loss; (iii) pay all taxes associated with the equipment; and (iv) make all scheduled contract payments regardless of the performance of the equipment. The Company's standard equipment lease contract provides that, in the event of a default by the customer, the Company can require payment of liquidated damages to make the Company whole and can seize and remove the equipment for subsequent sale, refinancing or other disposal at its discretion.

Credit Policies and Procedures. Management believes the credit underwriting policies and procedures have been effective in the selection of appropriate lessees and in minimizing the risks of delinquencies and credit losses. The underwriting guidelines generally require a credit investigation of an equipment lessee, and an analysis of the equipment so as to estimate value in case of a repossession or residual value where the Company has assumed residual value risk.

Most customers of the Equipment Leasing Business are small businesses located almost exclusively within the United States. Most of these customers have credit histories that are below AAA. These credits offer a higher interest rate than AAA credits but have inherently higher risks of default.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

The Company also acts as a funding source for leases originated by other leasing equipment brokers. The same procedures and policies are utilized in determining whether to fund such leases.

Residual Values. Some of the equipment leasing provided by the Company is structured such that the full cost of the equipment and all financing costs are not repaid during the initial financing term. A residual interest is usually maintained in the equipment at the end of the initial lease term. At the end of the lease the Company will own the underlying equipment which may be worth more or less than the residual value on the Company's books. At the end of the lease several options are available, which include extending the original lease, releasing the equipment to a different end user or selling the equipment to the original lessee or in the open market.

The Company also purchases leases originated by other lessors, where the payment stream on the lease is paid during the term of the lease to the vendor or an institution that financed the lease. The Company's intention is that the value of the equipment will be worth more at the end of the lease than its cash investment in the lease. The Company may also, as it has in the past, sell this lease to another company willing to purchase this lease if the current market conditions provide an opportunity to recognize profit on such a sale.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts in connection with payments due under equipment finance contracts held in the portfolio at a level which it deems sufficient to meet future receivable writedowns, based on an analysis of the delinquencies, problem accounts, and overall risks and probable losses associated with such contracts, together with a review of the historical loss experience. There can be no assurance that this allowance will prove to be adequate.

Finance Business

During the prior fiscal year, the Company decided to diversify into real estate financing as an extension of its historical aircraft and equipment financing business. On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes") to provide up to $8 million to be invested in high-yield, short-term financing for commercial real estate transactions. At May 31, 1998, the Company's investment in such transactions was approximately $1.5 million. Due to increased availability of real estate financing from more traditional sources that makes the financing structured by Emmes less rewarding, the Company does not anticipate making substantial additional investments under the Emmes Agreement in the near future.

From time to time the Company makes loans to borrowers with profiles that do not meet the requirements of traditional lending institutions. The Company's determination whether to make the loan will depend on a number of factors, some of which include: an evaluation of the borrower, the purpose of the loan, collateral held by the Company, if any, the nature of the Company's security interest and the time expected to repayment. Based on the unique nature of the loan the Company may receive fees, equity interests or other forms of remuneration in addition to traditional interest.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

Customers and Marketing

The Company obtains its customers from many sources including in-house sales, equipment brokers, vendor relationships and advertising. A customer will typically sign a single master lease agreement. Additional subsequent leases with that customer will be financed under the original master lease agreement by executing a schedule of additional equipment. The Company's management believes that its business is not dependent on any single customer or any single source for the equipment marketed by the Company.

Financing

The Company's financing strategy has been to use its own capital, periodically sell leases to selected institutions on a non-recourse basis, and develop leasing relationships with financial organizations to provide lease financing on a recourse and non recourse basis.

Certain equipment leases are financed by assigning the rentals to various lending institutions at fixed rates on a recourse and non-recourse basis. The Company has in the past also utilized various credit facilities, including bank lines of credit and is currently in negotiations with a commercial bank to establish a $3 million "warehouse" line of credit. It is also negotiating for a program to sell its leases on a continuing basis.

The Company also has a secured, revolving loan agreement with another institution to provide lease and inventory financing for aircraft engines for CIS Air in the amount of $10,000,000. The facility bears interest at prime plus 1/4% and expires in December 2000.

Concentration of Credit Risk

The Company extends credit through trade accounts receivable and leasing transactions to its customers located primarily in the United States. The underlying equipment secures direct financing and operating leases. The Company generally does not require collateral for trade accounts receivable.

The Company's notes receivable balance of $6,870,000 at May 31, 1998 is with two companies in the airline industry. Thus, the Company is directly affected by the well-being of these two companies and the airline industry in general. However, the credit risk associated with these notes receivable is mitigated by the Company's policy requiring collateral on all airline notes receivable.

All direct financing and operating leases are evaluated under a management-approved credit policy that restricts lending on certain assets and to certain industries. An evaluation of the creditworthiness of an individual customer involves a review of both industry- and company-specific information submitted at the time of lease application. All financing requests follow an approved credit approval process that involves at least one credit committee member and escalates based upon transaction size. The Company believes that its lending criteria reflect current industry leasing standards.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

Competition

The Company competes with other companies in each aspect of its business.

The aircraft leasing industry is competitive and the success of any lessor is largely dependent upon the nature of the aircraft within its portfolio. The Air Group Business competes with aircraft manufacturers, distributors, airlines, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing aircraft. Such competitors may lease or sell aircraft at lower rates or prices than CIS Air and provide benefits, such as direct maintenance crews, and support services which CIS Air cannot provide.

In the Equipment Leasing Business, the Company competes with other equipment manufacturers, dealers, brokers, leasing companies, commercial banks, investment banking firms and other financial institutions. The Real Estate Finance Loan Business also competes with an array of financial institutions, including banks, mortgage lenders and real estate investors.

The Company's continued ability to compete effectively is also materially affected by its ability to attract and retain well-qualified personnel and by the availability of financing at competitive interest rates. Many of the Company's competitors have substantially greater financial resources, economies of scale and lower capital costs than the Company and, as a result, no assurance can be given that the Company will be successful in operating profitably or in obtaining access to competitive capital sources.

The Company believes it competes primarily on the basis of price, capability to meet customer needs, flexibility in structuring transaction terms, reliability in meeting commitments and the degree of knowledge and competence of key employees.

Seasonality and Backlogs

Revenues historically have shown a seasonal fluctuation, based largely on the staggered fiscal years of its customer base as many lease and purchase decisions are made on the basis of customer budget constraints, but the Company's business is not seasonal in nature. The Company does not have a significant amount of backlog orders as a result of its operations.

Proprietary Rights

The Company has no patents or registered trademarks. The Company utilizes software licensed from third parties for certain of its financing and leasing operations.

Employees

As of June 30, 1998, the Company had approximately 25 full-time employees, none of whom is employed under a collective bargaining agreement. Seventeen of these employees work in administration, and eight are engaged in sales and sales support. Of the employees engaged in sales and sales support, three are marketing representatives who are compensated substantially on a commission basis.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

ITEM 2.       PROPERTIES

The Company's executive offices are located in New York, New York, and its operating headquarters are located in Syracuse, New York. The Company also maintains a small sales office in Los Angeles, California. The Company leases these offices, which occupy approximately 12,000 square feet, under short-term leases for an aggregate monthly rental of approximately $20,000.

ITEM 3.       LEGAL PROCEEDINGS

The Company is currently engaged in litigation with the former owners and executives of its discontinued LaserAccess business. In March 1998, the Company prepaid remaining amounts due to the former owners and exercised a right to set off approximately $1.1 million against amounts due on promissory notes in connection with the purchase of LaserAccess. The Company has also terminated these individuals under their employment agreements. On April 7, 1998, the former owners filed suit in Superior Court of California, County of San Diego, seeking to recover damages allegedly arising from the Company's set-off of amounts due. Additionally, the former owners are seeking to recover approximately $733,000 in damages arising from the Company's termination of their employment contracts. The complaint, as amended, seeks damages for various other claims, including defamation. The Company has asserted crossclaims and intends to vigorously contest these actions.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

After emerging from reorganization, the Company's Common Stock began trading on the Nasdaq Small-Cap Market under the symbol CISC on May 16, 1995. The high and low bid information for the last two fiscal years is as follows:

                         First Quarter           Second Quarter            Third Quarter            Fourth Quarter
                         -------------           --------------            -------------            --------------
                         Low      High           Low       High            Low      High           Low         High
                         ---      ----           ---       ----            ---      ----           ---         ----
Fiscal Year ended
May 31, 1998            $ 2.13   $ 3.25        $ 2.50    $ 3.56          $ 2.13   $  2.94        $  2.16      $ 3.00

Fiscal Year ended
May 31, 1997            $ 1.63   $ 2.00        $ 1.69    $ 2.25          $ 1.75   $  3.13        $  1.88      $ 2.88

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

As of June 30, 1998, there were 1,236 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date and the Company does not anticipate paying a dividend in the foreseeable future, as the Board of Directors intends to retain earnings for use in the business. Any future determination of dividends will depend upon any dividend restrictions applicable to the Company, the Company's financial condition, the Company's results of operations and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA:

The following table sets forth a summary of selected financial data for Continental Information Systems Corporation and its Subsidiaries (the "Company") as of the dates and for each of the periods stated. To distinguish between the operations of the Company after reorganization (sometimes referred to as the "Reorganized Company") and operations prior to reorganization, the term "Predecessor Company" will be used when reference is made to the pre-reorganization periods. Due to the application of "Fresh Start" accounting as of November 30, 1994 (the "Fresh Start Date"), the financial data as of and for the fiscal year ended May 31, 1995 is presented in two parts: the six month period commencing after the Fresh Start Date and ending May 31, 1995 and the six month period ending on the Fresh Start Date, which was the end of the Predecessor Company's second fiscal quarter.

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

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

                                                                          (Dollars in thousands except per share amounts)
                                                                    Reorganized Company               |     Predecessor Company
                                              ------------------------------------------------------- | ----------------------------
                                                           Fiscal Year Ended                          |                  Fiscal Year
                                                                May 31,                  For the Six  |   For the Six        Ended
                                              ----------------------------------------   Months Ended |   Months Ended       May 31,
Period Data:                                      1998           1997           1996     May 31, 1995 | November 30, 1994      1994
                                               ---------      ---------      ---------      --------- |     ---------      ---------
Total Revenues ...........................     $  18,419      $  26,233      $  24,997      $  11,762 |     $  25,707     $  54,193
Costs and expenses .......................        17,563         23,648         23,659          9,529 |        17,501        54,941
                                               ---------      ---------      ---------      --------- |     ---------     ---------
Income (loss) from continuing                                                                         |
    operations before reorganization                                                                  |
    items, income taxes, fresh start                                                                  |
    adjustments and extraordinary item ...           856          2,585          1,338          2,233 |         8,206          (748)
Reorganization items .....................          --             --             --             --   |         8,945       134,224
                                               ---------      ---------      ---------      --------- |     ---------     ---------
Income (loss) from continuing operations                                                              |
    before income taxes, fresh start                                                                  |
    adjustments and extraordinary item ...           856          2,585          1,338          2,233 |        17,151       133,476
Income taxes .............................           325            982            508            849 |            45           100
                                               ---------      ---------      ---------      --------- |     ---------     ---------
Income (loss) from continuing operations                                                              |
    before fresh start adjustments and                                                                |
      extraordinary item .................           531          1,603            830          1,384 |        17,106       133,376
Income (loss) from discontinued                                                                       |
    operations, net of tax ...............        (5,904)          (517)          (764)        (2,997)|        (4,882)         (575)
                                               ---------      ---------      ---------      --------- |     ---------     ---------
Income  (loss)  before  fresh start                                                                   |
     adjustments and extraordinary item ..        (5,373)         1,086             66         (1,613)|        12,224       132,801
Fresh start adjustments ..................          --             --             --             --   |        (3,264)         --
                                               ---------      ---------      ---------      --------- |     ---------     ---------
Income (loss) before extraordinary item ..        (5,373)         1,086             66         (1,613)|         8,960       132,801
Extraordinary item-Forgiveness of debt ...          --             --             --             --   |        96,317          --
                                               ---------      ---------      ---------      --------- |     ---------     ---------
Net income (loss) ........................     $  (5,373)     $   1,086      $      66      $  (1,613)|     $ 105,277    $ 132,801
                                               =========      =========      =========      ========= |     =========     =========
Basic and Diluted Net Income (Loss)                                                                   |
    Per Common Share:                                                                                 |
Income from continuing operations $ ......     $     .08      $     .23      $     .12      $     .20 |
                                                                                                      |
Income (loss) from discontinued operations          (.85)          (.08)          (.11)          (.43)|
                                               ---------      ---------      ---------      --------- |
            Net income (loss) ............     $    (.77)     $     .15      $     .01      $    (.23)|
                                               =========      =========      =========      ========= |

Note: Net income (loss) per share data are not presented for Predecessor Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

                                                                         (Dollars in thousands)
                                                                                                                     |  Predecessor
                                                       Reorganized Company                                           |    Company
                                 --------------------------------------------------------------------------------      -------------
                                                                                                                     |  Fiscal Year
                                   Fiscal Year    Fiscal Year    Fiscal Year     For the Six      For the Six        |      Ended
Balance Sheet Data                    Ended          Ended          Ended       Months Ended      Months Ended       |      May 31,
(at period end):                  May 31, 1998   May 31, 1997   May 31, 1996    May 31, 1995   November 30, 1994     |       1994
                                  ------------   ------------   ------------    ------------   -----------------             ----
Total assets .................     $  45,202      $  42,986      $  52,881      $  41,130        $  47,323           |    $ 231,173
Liabilities not subject to                                                                                           |
     compromise ..............        16,242          8,385         19,428          7,743           12,323           |       72,142
Liabilities subject to                                                                                               |
     compromise ..............          --             --             --             --               --             |      268,258
Shareholders' equity (deficit)        28,960         34,601         33,453         33,387           35,000           |     (109,227)

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

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

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development and acquisition plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the commercial aircraft industries; the risks attendant to real estate finance generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments; pricing pressures which could affect demand for the Company's service; change in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

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

                              RESULTS OF OPERATIONS

Continuing Operations

Revenues
For the three fiscal years being reviewed, total revenues decreased to $18.4 million in fiscal 1998 from $26.2 million in fiscal 1997, while increasing from $25.0 million in fiscal 1996. Equipment sales followed the same pattern, decreasing to $10.9 million in fiscal 1998 from $16.5 million in fiscal 1997, while increasing from $14.9 million in fiscal 1996. The significant decrease (34.1%) in sales during the current fiscal year is in part due to the sale of the Telecommunications Business Unit on August 31, 1997. Additionally, sales of equipment in conjunction with the Leasing Business Unit's trading activity decreased for the current fiscal year.

Equipment rentals and income from direct financing leases increased to $5.4 million in fiscal 1998 from $5.0 million in fiscal 1997. However, this revenue category decreased significantly (36.2%) to $5.0 million in fiscal 1997 from $7.9 million in fiscal 1996. The decrease in fiscal 1997 is chiefly attributable to the sale of a substantial portion of the Company's leased equipment to an institutional investor in the second and third quarters of fiscal 1997 for a gain of approximately $2.8 million.

Interest, fees and other income increased to $2.1 million in fiscal 1998 from $1.9 million in fiscal 1997. However, this revenue category decreased to $1.9 million in fiscal 1997 from $2.3 million in 1996. The decrease in fiscal 1997 principally reflects a decline in management fees received from income funds.

Costs and Expenses
Costs and expenses decreased to $17.6 million in fiscal 1998 from $23.6 million in fiscal 1997 and $23.7 million in fiscal 1996. Cost of sales as a percentage of sales for the fiscal years ended May 31, 1998, 1997 and 1996 was 88.1%, 81.9% and 72.9%, respectively. These variances are directly related to the results of operations of the Air Group Business Unit and reflect the competitive conditions in the used aircraft/engines marketplace. Revenues and earnings from the aircraft business are likely to continue to vary quarter-to-quarter, based on a number of factors, including the volume of transactions.

Depreciation of rental equipment increased to $2.6 million in fiscal 1998 from $2.1 million in fiscal 1997. However, this expense category decreased significantly (38.2%) to $2.1 million in fiscal 1997 from $3.4 million in fiscal 1996. This decrease is directly related to the sale of a substantial portion of the Company's leased equipment to an institutional investor in the second and third quarters of fiscal 1997.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

Interest expense decreased to $560,000 in fiscal 1998 from $865,000 in fiscal 1997. However, interest expense increased to the fiscal 1997 level of $865,000 from $551,000 in fiscal 1996. These variances reflect the changes in the average debt outstanding during the respective periods.

Other operating expenses decreased from $1,260,000 in fiscal 1996 to $1,207,000 in fiscal 1997 and to $922,000 in fiscal 1998. These expenses, which are principally related to leased equipment, will vary from period to period based on the timing and volume of leasing transactions.

Selling, general and administrative expenses decreased to $4.0 million in fiscal 1998 from $5.9 million in fiscal 1997 and $7.6 million in fiscal 1996. These yearly decreases are principally due to cost containment efforts and staff reductions between the periods.

Income Taxes
For the fiscal years ended May 31, 1998, 1997 and 1996, a provision for deferred income tax expense on income from continuing operations was recorded in the amounts of $325,000, $982,000 and $508,000, respectively. Additionally, for the fiscal years ended May 31, 1998, 1997 and 1996, a deferred income tax benefit on loss from discontinued operations was recognized in the amounts of $325,000, $316,000 and $508,000, respectively. In connection with applying "Fresh Start" accounting as of November 30, 1994, the Reorganized Company recognized deferred tax assets of approximately $5 million, net of a valuation allowance of approximately $7 million, relating principally to NOL carryforwards. Net deferred tax assets increased to $6,080,000 as of May 31, 1995 due to the Reorganized Company's operating losses during the six months then ended. For the fiscal year ended May 31, 1997, $666,000 of deferred tax assets were utilized to offset deferred tax liabilities of a like amount. The pre-reorganization Federal NOL carryforwards giving rise to deferred tax assets expire during the years 2004 to 2010. Utilization of the Company's pre-organization Federal NOL carryforwards is limited to approximately $2 million per year. Management will periodically evaluate the realizability of the deferred tax assets based principally on actual and expected operating results. In the event that an adjustment is required to reduce the reorganized deferred tax asset in the future, such adjustment will be charged to operations. Any future recognition of the tax benefits from the Company's pre-reorganization net operating loss carryforwards in excess of the net $5 million initially recorded will be recognized as a direct credit to shareholders' equity as required under SOP 90-7.

Discontinued Operations
On May 29, 1998, the Company announced its decision to discontinue and liquidate its LaserAccess laser printing business. The Board of Directors concluded that the printing business was unlikely to operate profitably in the foreseeable future. The Company also decided not to pursue a previously announced joint venture with another company in the laser printing business. The Board concluded after additional review that the venture, which would require a substantial infusion of capital from the Company, would not generate returns sufficient to justify the additional capital.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

The Company recorded a provision of $4,955,000 in the quarter ended May 31, 1998, relative to the disposal of LaserAccess' assets, including the write-off of goodwill, in the amount of $3,258,000, and other charges related to the discontinuance of the business unit. The remaining net assets of the discontinued unit consist principally of used laser printing equipment and accounts receivable. See "ITEM 3. LEGAL PROCEEDINGS" for a discussion of litigation related to LaserAccess.

A summary of the results of operations of the discontinued LaserAccess Business Unit follows (in thousands):

                                                                Year Ended May 31,
                                                     ---------------------------------------
                                                        1998          1997           1996
                                                     ---------    -----------    -----------
    Revenues                                         $  4,281        $  5,068      $  1,825
    Costs and expenses                                  5,555           6,014         1,552
                                                     --------        --------      --------
    Income (loss) from discontinued operations         (1,274)           (946)          273
    Loss on disposal of discontinued operations        (4,955)              -              -
                                                     ---------    -----------    -----------
    Income (loss) before income tax (tax benefit)      (6,229)           (946)          273
    Income tax (tax benefit)                             (325)           (359)          103
                                                     ---------      ----------    ---------
    Net income (loss) from discontinued operations   $ (5,904)       $   (587)     $    170
                                                     =========       =========     ========

Also, on April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron, that purchased and sold used computer equipment and provided related technical services. After that date, the Company attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operations and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996, was $1,177,000 (net of $698,000 deferred tax benefit). In May 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current market. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995, for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve had been completely utilized as of May 31, 1996, as a result of cash payments for severance and excess facilities costs.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

A summary of the results of operations of the discontinued buy/sell operations follows (in thousands):

                                                                      Year Ended May 31,
                                                         ----------------------------------------
                                                            1998              1997          1996
                                                         ----------         --------      -------
    Revenues                                             $        -       $       -      $  5,491
    Costs and expenses                                            -             (24)        6,661
                                                         ----------         --------      -------
    Income (loss) from discontinued operations                    -              24        (1,170)
    Loss on disposal of discontinued operations                   -               -          (705)
                                                         ----------       ---------      ---------
    Income (loss) before income tax (tax benefit)                 -              24        (1,875)
    Income tax (tax benefit)                                      -               9          (698)
                                                         ----------        --------      ---------
    Net income (loss) from discontinued operations       $        -         $    15      $ (1,177)
                                                         ==========         =======      =========

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

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

A summary of the results of operations of the discontinued NC3 business unit follows (in thousands):

                                                                      Year Ended May 31,
                                                          ---------------------------------------
                                                             1998             1997         1996
                                                          ---------        ---------    ---------
    Revenues                                             $        -       $       -     $       -
    Costs and expenses                                            -             (89)            -
                                                          ---------        ---------    ---------
    Income (loss) from discontinued operations                    -              89             -
    Loss on disposal of discontinued operations                   -               -           330
                                                          ---------      ----------       -------
    Income (loss) before income tax (tax benefit)                 -              89           330
    Income tax (tax benefit)                                      -              34            87
                                                          ---------        --------      --------
    Net income (loss) from discontinued operations        $       -        $     55       $   243
                                                          =========        ========       =======

                         LIQUIDITY AND CAPITAL RESOURCES

Cash provided by operations for the fiscal year ended May 31, 1998 of $15.4 million was composed of cash from continuing operations of $16.0 million with $600,000 being used in discontinued operations. Cash provided by continuing operations for the fiscal years ended May 31, 1997 and 1996, was $12.6 million and $9.4 million respectively. The significant increase in cash provided by continuing operations for the current fiscal year was primarily due to deferred lease revenue of $5.9 million generated by prepaid lease transactions. The proceeds were used to purchase rental equipment. In fiscal 1997, significant cash was generated by two sales of equipment subject to lease in the aggregate amount of $8.7 million in the second and third quarters. In addition to the cash payments and a short-term note of approximately $560,000, the buyer assumed approximately $12.8 million of the Company's related outstanding non-recourse lease rental borrowings and approximately $379,000 of the Company's related outstanding recourse lease rental borrowings were paid off. The sales of this leased equipment accelerated the earnings and cash flow from the leases, which would have been received over time, into the second and third quarters of the 1997 fiscal year.

Purchases of rental equipment increased to $23.8 million in fiscal 1998 from $11.4 million in fiscal 1997 and $23.0 million in fiscal 1996. The current year increase reflects additional equipment acquired with the proceeds of the aforementioned prepaid lease transactions. Additionally, during the current period, the Company invested approximately $1.3 million in mortgage participation notes under its Joint Investment Agreement with Emmes Investment Management Co. LLC.

Final payments of $3.4 million on a note payable to the Liquidating Estate were made in fiscal 1996. Proceeds from lease, bank and institution financings for the fiscal years ended May 31, 1998, 1997 and 1996, were $14.1 million, $8.2 million and $15.4 million, respectively, while payments on lease, bank and institution financings for the fiscal years ended May 31, 1998, 1997 and 1996, were $9.2 million, $5.2 million and $2.4 million, respectively.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the Nasdaq Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. As of May 31, 1998, approximately 143,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $361,000. Additionally, on October 28, 1997, at the Company's Annual Meeting, the stockholders approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares from 10 million to 20 million. The Company currently has no plans to issue any additional shares (other than pursuant to the Company's 1995 Stock Compensation Plan).

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future. To expand its operations, the Company may in the future issue debt or equity securities. Certain equipment leases are financed by assigning the rentals to various lending institutions at a fixed rate on a recourse and non-recourse basis. The Company has in the past also utilized various credit facilities, including bank lines of credit and is currently in negotiations with a commercial bank to establish a $3 million "warehouse" line of credit. The loan agreement for the line of credit is expected to contain various covenants, including limitations on incurring additional liens and encumbrances and prohibiting certain transactions with affiliates or subsidiaries. Additionally, the Company has a revolving loan agreement (the "CIS Air Loan Facility") with an institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At May 31, 1998, $4,429,000 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4% and expires in December 2000. A revolving loan agreement to provide inventory financing in the amount of $2,500,000, for the discontinued LaserAccess laser printing business was terminated on July 31, 1998. At May 31, 1998, $428,000 of this facility was being utilized; this outstanding balance was paid in full by July 31, 1998. The Company currently has invested approximately $10.9 million in capital (equity and intercompany advances) in the Air Group Business, which has invested those funds in aircraft and aircraft engines. The Company's ability to invest in other activities is constrained by its ability to upstream funds from CIS Air, which is limited by certain covenants in the CIS Air Loan Facility.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

Year 2000
As the year 2000 approaches, a critical issue has emerged for all companies, including the Company, with respect to whether application software programs and operating systems utilized by a company and the companies with which it does business can accommodate this date value. In brief, many existing application software products in the marketplace were designed only to accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these systems will be able to process accurately.

The Company has, for several months, been engaged in a review of the software and information systems it uses in an effort to determine whether it or its operations may be materially adversely affected by this so-called "Year 2000" conversion. As a result of that review, the Company upgraded and replaced its hardware systems with systems that are Year 2000 compliant. In addition, the Company has engaged a vendor to provide new lease billing software and has identified another vendor to replace its accounting software. The Company expects that this software will be installed by the middle of 1999. The Company has inquired of, and generally obtained the assurances of, the providers of such software with respect to its being Year 2000 compliant. Based on its review the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will cause any material disruptions, malfunctions or failures of its business. However, no assurances can be given that such review uncovered every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

With respect to assets other than its computer hardware and software systems, the Company is aware that some of the equipment it leases may have embedded technology that is not Year 2000 compliant. Under the terms of the leases, however, the Company is not responsible for the maintenance and repair of this equipment, and the leases are non-cancelable. Failure to achieve Year 2000 compliance may materially adversely affect the residual value of such equipment. No assurance can be given that such decrease in residual value would not have a material adverse effect on the Company's business or results of operations.

The Company has only recently begun a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a materially adverse effect on the Company or its operations. Accordingly, it is too early for the Company to be able to predict whether such software and systems of such parties may have such effect. As part of this review, the Company will attempt to obtain assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interfere with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the Company will be able to obtain the information from such parties necessary for the Company to determine whether it may be materially adversely affected by the software or systems of such parties.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

The Company currently believes that its systems will be Year 2000 compliant during 1999 and therefore has not developed a contingency plan. Nevertheless, the Company will maintain an ongoing effort to recognize and evaluate potential exposure relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. The total cost to the Company of these Year 2000 compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


           Financial Statements:
           (a) (1)  Financial Statements
                    Report of Independent Accountants

                    Consolidated Balance Sheets
                    May 31, 1998 and 1997

                    Consolidated Statements of Operations
                          Years ended May 31, 1998, 1997 and 1996

                    Consolidated Statements of Shareholders' Equity
                          Years ended May 31, 1998, 1997 and 1996

                    Consolidated Statements of Cash Flows
                          Years ended May 31, 1998, 1997 and 1996

                    Notes to the Consolidated Financial Statements

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

                        REPORT OF INDEPENDENT ACCOUNTANTS






To the Board of Directors and Stockholders of Continental Information Systems Corporation



In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and consolidated statements of shareholders' equity and of cash flows listed in the accompanying index present fairly, in all material respects, the financial position of Continental Information Systems Corporation (the "Company") and its subsidiaries at May 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP

July 17, 1998
Syracuse, New York

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Per Share Data)

                                           CONSOLIDATED BALANCE SHEETS
                                                                                                May 31,
                                                                                     ---------------------------
                                                                                        1998              1997
                                                                                     ---------        ----------
Assets:
Cash and cash equivalents                                                            $   3,211          $  8,968
Accounts receivable, net of allowance for doubtful
         accounts of $76 and $50 at May 31, 1998 and 1997                                  636             1,950
Notes receivable                                                                         6,870             5,094
Investment in mortgage participation notes (Note 4)                                      1,522                 -
Net assets of discontinued operations (Note 2)                                               -             4,761
Inventory                                                                                3,755             5,306
Net investment in direct financing leases (Note 6)                                       4,658             3,446
Rental equipment, net (Note 7)                                                          18,118             7,505
Furniture, fixtures and equipment, net (Note 8)                                            398               206
Other assets                                                                               620               336
Deferred tax assets (Note 13)                                                            5,414             5,414
                                                                                     ---------        ----------

                  Total assets                                                       $  45,202         $  42,986
                                                                                     =========         =========
Liabilities and Shareholders' Equity:
Liabilities:
         Accounts payable and other liabilities                                     $    2,377        $    1,117
         Discounted lease rental borrowings (Note 9)                                     2,594             5,633
         Note payable to institution - secured (Note 10)                                 4,429                 -
         Notes payable to former owners of acquired company (Note 16)                        -             1,536
         Net liabilities of discontinued operations (Note 2)                               866                  -
         Deferred lease revenue                                                          5,976                99
                                                                                    ----------       -----------

                  Total liabilities                                                     16,242             8,385
                                                                                     ---------         ---------
Shareholders' Equity:
Common   stock,  $.01 par value;  authorized  20,000,000 shares at May 31, 1998,
         10,000,000  shares at May 31, 1997;  issued 7,101,668 shares at May 31,
         1998, 7,031,667 shares
         at May 31, 1997 (Notes 11 and 12)                                                  71                70
Additional paid-in capital                                                              35,129            34,992
Accumulated deficit                                                                     (5,834)             (461)
                                                                                     ----------       -----------
                                                                                        29,366            34,601
Treasury stock, at cost:162,608 shares at May 31, 1998,
         960 shares at May 31, 1997 (Note 11)                                             (406)                -
                                                                                    -----------     ------------

                  Total shareholders' equity                                            28,960            34,601
                                                                                     ---------        ----------

                  Total liabilities and shareholders' equity                           $45,202         $  42,986
                                                                                       =======         =========

The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of Shares)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                      Year Ended May 31,
                                                                        ---------------------------------------------
                                                                          1998               1997              1996
                                                                        ---------          --------         ---------
Revenues:
Equipment sales                                                          $ 10,855          $ 16,480         $  14,862
Equipment rentals                                                           4,666             3,829             6,540
Income from direct financing leases                                           760             1,188             1,320
Gain from sale of equipment subject to lease                                   78             2,816                 -
Interest, fees and other income                                             2,060             1,920             2,275
                                                                        ---------          --------         ---------
                                                                           18,419            26,233            24,997
                                                                        ---------          --------         ---------
Costs and Expenses:
Cost of sales                                                               9,566            13,500            10,839
Depreciation of rental equipment                                            2,558             2,130             3,445
Interest expense                                                              560               865               551
Other operating expenses                                                      922             1,207             1,260
Selling, general and administrative expense                                 3,957             5,946             7,564
                                                                        ---------          --------         ---------
                                                                           17,563            23,648            23,659
                                                                        ---------         ---------         ---------

Income from continuing operations before income taxes                         856             2,585             1,338
Provision for income tax                                                      325               982               508
                                                                        ---------          --------         ---------
Income from continuing operations                                             531             1,603               830
                                                                        ---------          --------         ---------

Discontinued Operations (Note 2):
         Loss from discontinued operations, net of tax                       (949)             (517)             (555)
         Loss on disposal of discontinued operations                       (4,955)                -              (209)
                                                                        ---------          --------         ---------
         Net loss from discontinued operations                             (5,904)             (517)             (764)
                                                                        ---------          --------        ----------
Net income (loss)                                                       $  (5,373)         $  1,086        $       66
                                                                        ==========         ========        ==========

Basic and diluted net income (loss) per share (Note 1):
         Income from continuing operations                            $      .08         $     .23         $      .12
         Income (loss) from discontinued operations                         (.85)             (.08)              (.11)
                                                                        ---------          --------         ---------
                  Net income (loss)                                   $     (.77)        $     .15         $      .01
                                                                      ==========         =========         ==========

Weighted average number of shares of common
         stock outstanding                                                  6,984             7,008             6,999
                                                                            =====             =====             =====

The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of Shares)

                                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                        Shareholders' Equity
                                       -----------------------------------------------------
                                                    Additional                                      Treasury         Common
                                       Common        Paid-In       Accumulated      Treasury         Common          Shares
                                       Stock         Capital         Deficit         Stock           Shares          Issued
                                       ------       ---------       ---------      ---------         -------       ---------
Balance - May 31, 1995                 $   70       $  34,930       $  (1,613)     $       -               -       7,000,000
         Net income                         -               -              66              -               -               -
         Acquisition of
             treasury shares                -               -               -              -            (960)              -
                                       ------       ---------       ---------      ---------         -------       ---------

Balance - May 31, 1996                     70          34,930          (1,547)             -            (960)      7,000,000
         Net income                         -               -           1,086              -               -               -
         Stock options exercised            -              33               -              -               -          16,667
         Stock issued as
             compensation                   -              29               -              -                -         15,000
                                       ------       ---------       ---------      ---------         -------       ---------
Balance - May 31, 1997                     70          34,992            (461)             -            (960)      7,031,667
         Net loss                           -               -          (5,373)             -               -               -
         Acquisition of
             treasury shares                -               -               -            406        (161,648)              -
        Stock options exercised             1             137               -              -               -          70,001
                                       ------       ---------       ---------        -------        --------       ---------
Balance - May 31, 1998                 $   71       $  35,129       $  (5,834)       $   406        (162,608)      7,101,668
                                       ======       =========       ==========       =======        =========      =========

The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended May 31,
                                                                      ------------------------------------
                                                                         1998          1997          1996
                                                                      --------      --------      --------
Cash flows from operating activities:
Net income (loss)                                                     $ (5,373)     $  1,086      $     66
Less:  Net loss from discontinued operations                            (5,904)         (517)         (764)
                                                                      --------      --------      --------
        Income from continuing operations                                  531         1,603           830
                                                                      --------      --------      --------

Adjustments to reconcile income from continuing operations
to net cash provided by operating activities:
        Proceeds from sale of equipment subject to lease                   850         8,703          --
        Gain on sale of equipment subject to lease                         (78)       (2,816)         --
        Proceeds from sale of other leased equipment                     3,828         3,763         2,155
        Proceeds from sale of Telecommunications Business Unit assets      895          --            --
        Amortization of unearned income                                   (760)       (1,188)       (1,320)
        Collections of rentals on direct financing  leases               2,285         3,524         4,651
        Depreciation and amortization expense                            2,765         2,557         3,900
        Effect on cash flows of changes in:
            Accounts receivable                                          1,111          (557)         (191)
            Notes receivable                                            (1,776)       (1,637)       (2,420)
            Inventory                                                      720        (3,607)          459
            Other assets                                                  (284)        1,604        (1,182)
            Accounts payable and other liabilities                         267           (40)        2,511
            Deferred lease revenue                                       5,877          --            --
            Deferred tax assets                                           --             666          --
            Other                                                         (223)           40          --
                                                                      --------      --------      --------
                                                                        15,477        11,012         8,563
                                                                      --------      --------      --------
           Net cash provided by continuing operations                   16,008        12,615         9,393
           Net cash provided by (used in) discontinued operations         (602)          169        (1,893)
                                                                      --------      --------      --------
           Net cash provided by operations                              15,406        12,784         7,500
                                                                      --------      --------      --------

Cash flows from investing activities:
Purchase of rental equipment                                           (23,833)      (11,432)      (22,977)
Purchase of property and equipment                                        (404)          (15)          (43)
Investment in mortgage participation notes                              (1,299)         --            --
Net cash provided by the sale of TLP subsidiaries                         --            --             754
Net cash used in the acquisition of LaserAccess subsidiary                --            --          (2,486)
                                                                      --------      --------      --------
           Net cash used in investing activities                       (25,536)      (11,447)      (24,752)
                                                                      --------      --------      --------

Continental Information Systems Corporation and its Subsidiaries
In Thousands

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

                                                                                Year Ended May 31,
                                                                      ------------------------------------
                                                                         1998          1997          1996
                                                                      --------      --------      --------

Cash flows from financing activities:
Payments on note payable to  Liquidating Estate                           --            --          (3,391)
Proceeds from lease, bank and institution financings                    14,098         8,222        15,368
Payments on lease, bank and institution financings                      (9,238)       (5,152)       (2,444)
Payments on notes payable to former owners of acquired company            (218)         (768)         --
Purchase of treasury stock                                                (406)         --            --
Proceeds from exercise of stock options                                    137            33          --
                                                                      --------      --------      --------
           Net cash provided by financing activities                     4,373         2,335         9,533
                                                                      --------      --------      --------

           Net increase (decrease) in cash and cash equivalents         (5,757)        3,672        (7,719)
Cash and cash equivalents at beginning of period                         8,968         5,296        13,015
                                                                      --------      --------      --------
Cash and cash equivalents at end of period                            $  3,211      $  8,968      $  5,296
                                                                      ========      ========      ========

The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------
1.    Summary of Significant Accounting Policies

      Continental Information Systems Corporation and its Subsidiaries (the "Company") are a specialized financial services company that is currently engaged in the leasing, sales and management of commercial aircraft and engines, equipment leasing and other financing activities, including commercial real estate financing.

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

      Concentration of Credit Risk
      The Company extends credit through trade accounts receivable and leasing transactions to its customers located primarily in the United States. The underlying equipment secures direct financing and operating leases. The Company generally does not require collateral for trade accounts receivable.

      The Company's notes receivable balance at May 31, 1998 is with two companies in the airline industry. Thus, the Company is directly affected by the well-being of these two companies and the airline industry in general. However, the credit risk associated with these notes receivable is mitigated by the Company's policy requiring collateral on all airline notes receivable.

      Investment in Mortgage Participation Notes
      Investment in mortgage participation notes represent investments in high-yield, short-term commercial real estate transactions. Interest income on the notes is recorded monthly using the weighted average estimated yields on these investments.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      Inventory and Related Revenue Recognition
      Inventory consists of various aircraft equipment purchased on a speculative basis for future sale or lease and is stated at the lower of cost or market, cost being determined on a specific identification basis. Revenues from the sale of equipment and the related cost of the equipment are reflected in earnings at the time title to the equipment passes to the customer.

       The  Company  performs  ongoing  analyses,  at  least  quarterly,  of the carrying value of inventories on a specific identification basis and records adjustments, as considered necessary, to reduce the carrying value of inventories to estimated market value in the period such determination is made. These adjustments are recorded as direct writedowns in the carrying value of the inventory.

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

       The Company makes adjustments to the carrying value of leased assets, if necessary, when market conditions have resulted in value that is below net book value. In accordance with "Fresh Start" reporting, the Company's investments in direct financing leases and rental equipment were adjusted to reflect fair value, and accumulated depreciation of rental equipment was eliminated, as of November 30, 1994.

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

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

       Income Taxes
       The Company accounts for income taxes under the asset and liability method required by Financial Accounting Standard No. 109 (SFAS 109), Accounting for Income Taxes. SFAS 109 requires the recording of assets and liabilities for the future tax effects of temporary differences between the bases of all assets and liabilities for financial reporting purposes and their tax bases. When net deferred tax assets exist, SFAS 109 requires the recording of a valuation allowance to reduce tax assets to the amount which is more likely than not to be realized.

       Net Income (Loss) Per Share
       In fiscal 1998, the Company adopted Financial Accounting Standard No. 128 (SFAS 128), Earnings Per Share. SFAS 128 specified new standards for computing and disclosing net income (loss) per share. Basic and diluted net income (loss) per share for the fiscal years ended May 31, 1998, 1997 and 1996, was computed based on the weighted average number of shares of common stock outstanding during the periods which were 6,984,473, 7,008,440 and 6,999,399, respectively. As of May 31, 1998, the Company had outstanding options to purchase 369,674 shares of common stock (see
       Note 12). The potential dilution of these options is immaterial in the computation of diluted net income (loss) per share. Basic and diluted net income (loss) per share data are not presented for the Predecessor Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.

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

       Recent Accounting Pronouncements
       In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, Reporting Comprehensive Income. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

       statement requires that an entity (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. At May 31, 1998, the Company does not have any items of comprehensive income and therefore, the adoption of this Statement is not expected to have an impact on the Company's financial statements.

       In June 1997, the FASB issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. This statement establishes standards for the way that enterprises report information relating to operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement requires that a public enterprise report financial and descriptive information about its reportable segments. Operating segments are components of an enterprise for which separate financial information is available that is regularly reviewed by the enterprise's chief operating decision maker in deciding how resources are to be allocated to the segment and assessing its performance. In the initial year of application, comparative financial information for earlier years is to be restated. The Company will be required to implement this statement for the fiscal year ended May 31, 1999.

2.     Discontinued Operations

       On May 29, 1998, the Company announced its decision to discontinue and liquidate its LaserAccess laser printing business. The Board of Directors concluded that the printing business was unlikely to operate profitably in the foreseeable future. The Company also decided not to pursue a previously announced joint venture with another company in the laser printing business. The Board concluded after additional review that the venture, which would require a substantial infusion of capital from the Company, would not generate returns sufficient to justify the additional capital.

       The Company recorded a provision of $4,955,000 in the quarter ended May 31, 1998, relative to the disposal of LaserAccess' assets, including the write-off of goodwill, in the amount of $3,258,000, and other charges related to the discontinuance of the business unit. The remaining net assets of the discontinued unit consist principally of used laser printing equipment and accounts receivable.

       The Company is currently engaged in litigation with the former owners and executives of its discontinued LaserAccess business. In March 1998, the Company prepaid remaining amounts due to the former owners and exercised a right to set off approximately $1.1 million against amounts due on promissory notes in connection with the purchase of LaserAccess. The Company has also terminated these individuals under their employment agreements. On April 7, 1998, the former owners filed suit in Superior Court of California, County of San Diego, seeking to recover damages

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

       allegedly arising from the Company's set-off of amounts due. Additionally, the former owners are seeking to recover approximately $733,000 in damages arising from the Company's termination of their employment contracts. The complaint, as amended, seeks damages for various other claims, including defamation. The Company has asserted crossclaims and intends to vigorously contest these actions.

       Also, on April 3, 1996, the Company announced its decision to discontinue an operation, including its wholly-owned subsidiary, Aviron, that purchased and sold used computer equipment and provided related technical services. After that date, the Company attempted to locate a buyer for the operation. On June 5, 1996, the Company announced it had abandoned its efforts to sell the operations and would instead liquidate the assets which consisted principally of used computer equipment inventories and fixed assets. The net loss from discontinued operations for the year ended May 31, 1996, was $1,177,000 (net of $698,000 deferred tax benefit). In May 1995, the Company had attempted to change the products and marketing strategies of Aviron to make it more competitive in the current market. These actions resulted in a restructuring charge to operations of $800,000 in the quarter ended May 31, 1995, for employee severance programs affecting 13 employees, lease termination costs for excess facilities, and the write-off of certain deferred costs relating to non-compete and consulting arrangements having a book value of approximately $218,000. The restructuring reserve had been completely utilized as of May 31, 1996, as a result of cash payments for severance and excess facilities costs.

       Additionally, on May 25, 1995, the Board of Directors approved the discontinuance of NC3, Inc., the Company's excess inventory business unit located in Syracuse, New York. The Company recorded a provision of $1,137,000 (net of $763,000 deferred tax benefit) in the quarter ended May 31, 1995, relative to the disposal of NC3 assets and other charges related to the discontinuance of the business unit. As of May 31, 1996, the Company had exited the business and liquidated substantially all of the assets. A total of 14 employees were terminated in connection with the closing of this business. Liabilities of the discontinued operation decreased from $744,000 at May 31, 1995 to none as of May 31, 1997, due to cash payments principally for severance and facilities costs totaling approximately $325,000 and a net reduction of $419,000 to adjust the amounts estimated for the loss on the inventories, receivables, fixed assets and leased facility obligations. The adjustment of the liability in the amount of $230,000 was recorded as a gain from discontinued operations, net of deferred tax expenses of $87,000 in the quarter ended August 31, 1995. An additional adjustment of the liability in the amount of $100,000 was recorded as an offset to the loss on disposal of discontinued operations in the year ended May 31, 1996. A final adjustment of the liability in the amount of $89,000 was recorded as income from discontinued operations in the year ended May 31, 1997.

       The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                         Year Ended May 31,
                                                ---------------------------------
                                                  1998         1997         1996
                                                -------      -------      -------
Revenues                                        $ 4,281      $ 5,068      $ 7,316
Costs and expenses                                5,555        5,901        8,213
                                                -------      -------      -------
Loss from discontinued operations                (1,274)        (833)        (897)
Loss on disposal of discontinued operations      (4,955)        --           (375)
                                                -------      -------      -------
Loss before income tax benefit                   (6,229)        (833)      (1,272)
Income tax benefit                                 (325)        (316)        (508)
                                                -------      -------      -------
Net loss from discontinued operations           $(5,904)     $  (517)     $  (764)
                                                =======      =======      =======


       The Consolidated Balance Sheets as of May 31, 1998 and 1997, have been reclassified to report the net assets (liabilities) of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                                                 May 31,
                                                                         --------------------
                                                                           1998         1997
                                                                         -------      -------
Assets:
Cash and cash equivalents                                                $    19      $    37
Accounts receivable, net                                                     198          535
Inventory                                                                    779        1,674
Net investment in direct financing leases                                   --           --
Furniture, fixtures and equipment, net                                        12           12
Other assets                                                                  58          110
Goodwill, net                                                               --          3,632
                                                                         -------      -------
         Total assets                                                      1,066        6,000
                                                                         -------      -------

Liabilities:
Accounts payable and accruals                                              1,469          235
Note payable to institution                                                  463        1,004
                                                                         -------      -------
          Total liabilities                                                1,932        1,239
                                                                         -------      -------
                 Net assets (liabilities) of discontinued operations     $  (866)     $ 4,761
                                                                         =======      =======

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

3.    Sale of Business Unit

      On August 31, 1997, the Company, through a wholly-owned subsidiary, sold its Telecommunications Business Unit to Meridian Leasing Corporation of Deerfield, Illinois. The sales price approximated the Business Unit's book value and therefore did not significantly affect the results of operations of the Company for the fiscal year ended May 31, 1998.

4.    Investment in Mortgage Participation Notes

      On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term financing for commercial real estate transactions. At May 31, 1998, the Company's investment in such transactions was approximately $1.5 million.

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

6.    Net Investment in Direct Financing Leases

      The components of the net investment in direct financing leases as of May 31 are as follows (in thousands):

                                                        1998         1997
                                                      -------      -------
Minimum lease payments receivable                     $ 5,395      $ 3,921
Initial direct costs and deferred commissions              67           34
Estimated unguaranteed residual values                    750          630
Less:  Unearned income                                 (1,554)      (1,139)
                                                      -------      -------
        Net investment in direct financing leases     $ 4,658      $ 3,446
                                                      =======      =======

      Future minimum lease payments to be received under direct financing leases for fiscal years ending May 31 are as follows (in thousands):

                 1999                               $  2,005
                 2000                                  1,494
                 2001                                    991
                 2002                                    629
                 2003                                    276
                                                    --------
                                                    $  5,395
                                                    ========

      Approximately 11% of these future lease streams are allocable to lenders under financing agreements.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

7.    Rental Equipment

      Rental equipment consists of the following as of May 31 (in thousands):

                                                         1998         1997
                                                       --------     --------
      Computer equipment                               $ 11,758     $  4,130
      Capital equipment                                   3,992        6,105
      Telecommunication equipment                           888          240
      Aircraft equipment                                  6,556        1,338
      Printing equipment                                    818          548
      Deferred commissions and initial direct costs         226           64
                                                       --------     --------
                                                         24,238       12,425
      Less:  accumulated depreciation                    (6,120)      (4,920)
                                                       --------     --------
                                                       $ 18,118     $  7,505
                                                       ========     ========


      Future minimum lease payments to be received under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                 1999                             $    6,529
                 2000                                  5,060
                 2001                                    914
                 2002                                    430
                 2003                                      5
                                                  ----------
                                                  $   12,938
                                                  ==========

      Approximately 17% of these future lease streams are allocable to lenders under financing agreements.

8.    Furniture, Fixtures and Equipment

      Furniture, fixtures and equipment consist of the following as of May 31 (in thousands):

                                                     1998         1997
                                                    -------     -------

        Leasehold improvements                      $   136     $   420
        Computer equipment and software                 783         719
        Furniture, fixtures and office equipment         15         207
                                                    -------     -------
                                                        934       1,346
        Less:  accumulated depreciation                (536)     (1,140)
                                                    -------     -------
                                                    $   398     $   206
                                                    =======     =======

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

      The  Company   finances   leases  on  a  one-on-one   basis  with  certain
      institutions. Additionally, the Company is currently in negotiations with a commercial bank to establish a $3 million "warehouse" line of credit.

      Discounted lease rental borrowings as of May 31 are as follows (in thousands):


                                                    1998      1997
                                                   ------    ------

                  Non-recourse borrowings          $2,346    $5,383
                  Recourse borrowings                 248       250
                                                   ------    ------
                                                   $2,594    $5,633
                                                   ======    ======


      The Company paid interest related to discounted lease borrowings of $272,000 and $652,000 for the fiscal years ended May 31, 1998 and 1997, respectively.

      Discounted lease rental borrowings for the fiscal years ending May 31 are payable as follows (in thousands):

                1999                           $    933
                2000                                688
                2001                                612
                2002                                361
                                               --------
                                               $  2,594
                                               ========

10.   Note Payable to Institution

      The Company has a revolving loan agreement with an institution to provide lease and inventory financing for aircraft engines for CIS Air Corporation (a wholly-owned subsidiary), in the amount of $10,000,000. The facility has a three-year term and permits borrowing equal to a percentage of the

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air Corporation are pledged as collateral for the loan. At May 31, 1998, $4,429,000 of this facility was being utilized. Interest on the facility is at 1/4% above the prime rate. The Company paid interest related to this facility of $166,000 in fiscal 1998.

11.   Common Stock

      On October 28, 1997, at the Company's Annual Meeting, the stockholders approved the amendment of the Company's Restated Certificate of Incorporation to increase the number of authorized shares from 10 million to 20 million. The Company currently has no plans to issue any additional shares (other than pursuant to the Company's 1995 Stock Compensation
      Plan).

      On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the Nasdaq Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company intends to repurchase from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury. As of May 31, 1998, approximately 143,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $361,000.

      Each share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. The Company does not anticipate the payment of dividends on the common stock for the foreseeable future.

12.   Stock Option Plan

      In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Compensation Committee, employees of and independent contractors and consultants to the Company. Options granted to non-employee directors of the Company in any year become exercisable at the next annual stockholders' meeting while those granted to employees of and independent contractors and consultants to the Company are subject to vesting periods determined by the Compensation Committee. Options granted to employees in fiscal 1998 become exercisable in installments of 33 1/3 percent at the grant date and at each subsequent fiscal year end. The

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan. Accordingly, no compensation cost has been charged against income for the stock option plan. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below:

                                                                 (in thousands, except per share amounts)

                                                                      1998            1997            1996
                                                                  ---------        --------         -------
             Net income (loss)                -  As reported      $  (5,373)       $  1,086         $    66
                                              -  Pro forma        $  (5,613)       $    894         $    50

             Basic and diluted net
                 income (loss) per share      -  As reported      $    (.77)       $    .15         $   .01
                                              -  Pro forma        $    (.80)       $    .13         $   .01

      The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          1998          1997          1996
                                          ----          ----          ----
Risk-free interest rate                   6.3%          6.6%          6.3%
Expected life (months)                    46            46            60
Expected volatility                       42%           42%           42%
Expected dividend yield                   --            --            --

      The weighted-average grant date fair values of options granted during fiscal 1998, 1997 and 1996 were $.92, $.80 and $1.40 per share, respectively.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      A summary of the status of the 1995 Plan as of May 31, 1996, 1997 and 1998, and changes during the years ending on those dates is presented below:

                                                              Weighted Average
                                                 Number of     Exercise Price
                                                  Options        Per Option
                                                  -------        ----------
Outstanding at
      May 31, 1995 (none exercisable)              15,000         $   3.50
Granted                                             9,000         $   2.50
Exercised                                            --           $    --
Forfeited/expired                                  (9,000)        $   3.50
                                                  -------
Outstanding at
      May 31, 1996 (6,000 exercisable)             15,000         $   2.90
Granted                                           319,000         $   1.97
Exercised                                         (16,667)        $   1.97
Forfeited/expired                                 (33,333)        $   1.97
                                                  -------
Outstanding at
      May 31, 1997  (188,337 exercisable)         284,000         $   2.02
Granted                                           190,674         $   2.38
Exercised                                         (70,001)        $   1.97
Forfeited/expired                                 (38,331)        $   1.97
                                                  -------
Outstanding at
      May 31, 1998 (234,002 exercisable)          366,342         $   2.22
                                                  =======

      The following table summarizes information about stock options outstanding at May 31, 1998:

                                Options Outstanding                                    Options Exercisable
                  --------------------------------------------------------        ---------------------------------
  Range of                        Weighted-Average
  Exercise        Number of           Remaining           Weighted-Average        Number of        Weighted-Average
   Prices          Options        Contractual Life        Exercise Price          Options          Exercise Price
   ------          -------        ----------------        --------------          -------          --------------

   $3.50             6,000              2.0                 $   3.50                6,000             $  3.50
    3.00            15,674              4.4                     3.00                    -                3.00
    2.50             9,000              2.3                     2.50                9,000                2.50
    2.38           100,000              3.2                     2.38               33,334                2.38
    2.25            75,000              3.1                     2.25               25,000                2.25
    1.97           151,668              3.0                     1.97              151,668                1.97
    1.84             9,000              3.4                     1.84                9,000                1.84
                   -------                                                       --------
         Total     366,342                                                        234,002
                   =======                                                       ========

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

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

      In determining the amount of deferred tax benefits which are more likely than not to be realized, the Company has projected that a minimum of approximately $5.4 million of tax benefits will be generated by operations during the fiscal periods ended through May 31, 2004. In order to realize this level of tax benefit, cumulative pretax income for the periods through 2004 will have to be approximately $14.2 million, which the Company believes to be achievable. While the Company believes that it will have a long operating life and continue to generate profits from operations beyond that period, Management believes, in the context of the "more likely than not" criteria of FAS 109, that the recognition of benefits in excess of $5.4 million would be inappropriate in the circumstances. Any future realization of tax benefits relating to pre-reorganization net operating loss carryforwards in excess of the net $5 million initially recorded will be recognized as a direct credit to stockholders' equity as required under SOP 90-7.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      The components of the provision for income taxes for both continuing and discontinued operations are as follows (in thousands):

                                                      Year Ended May 31,
                                     -------------------------------------------------
                                        1998               1997                 1996
                                     ---------          ---------            ---------
             Current
                   Federal           $       -          $       -            $       -
                   State                     -                  -                    -
                                     ---------          ---------            ---------
                                             -                  -                    -
             Deferred                        -                666                    -
                                     ---------          ---------            ---------
                                     $       -          $     666            $       -
                                     =========          =========            =========

      A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):

                                                             Year Ended May 31,
                                                          ----------------------
                                                          1998     1997     1996
                                                          ----     ----     ----
U.S. Federal statutory rate applied to pretax
      income (loss) from continuing operations            $291     $879     $455

State income taxes, net of federal benefit                  34      103       53

Effect of permanent differences and
         changes in the valuation allowance                --       --       --
                                                          ----     ----     ----
                                                          $325     $982     $508
                                                          ====     ====     ====

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      The income tax effect of the significant temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows as of May 31 (in thousands):


                                                       1998               1997
                                                    --------           --------
Assets
    Net operating losses                            $ 14,219           $ 15,735
    Prepaid lease revenue                              2,271               --
    Discontinued operations                            2,004               --
    Other                                                 52                426
    Valuation allowance                              (12,886)           (10,541)

Liabilities
    Leased assets                                       (246)              (206)
                                                    --------           --------
                                                    $  5,414           $  5,414
                                                    ========           ========

14.   Employee Benefit Plans

      The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 2% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Matching and discretionary contributions made by the Company vest over a five-year period. Company contributions to the plan for the fiscal years ended May 31, 1998 and 1997, were $79,000 and $116,000, respectively.

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

16.   Commitments and Contingencies

      Rental Commitments
      The Company has various operating lease agreements for offices and office equipment. These leases generally have provisions for renewal at varying terms. The Company recorded rental expense of $243,000 and $442,000 in the fiscal years ended May 31, 1998 and 1997, respectively.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      The future minimum lease payments required under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                            1999           $   233
                            2000               227
                            2001               229
                            2002               239
                            2003               194
                            Beyond 2003        299
                                           -------
                                           $ 1,421
                                           =======

      Contingencies
      The Company is currently engaged in litigation with the former owners and executives of its discontinued LaserAccess business. In March 1998, the Company prepaid remaining amounts due to the former owners and exercised a right to set off approximately $1.1 million against amounts due on promissory notes in connection with the purchase of LaserAccess. The Company has also terminated these individuals under their employment agreements. On April 7, 1998, the former owners filed suit in Superior Court of California, County of San Diego, seeking to recover damages allegedly arising from the Company's set-off of amounts due. Additionally, the former owners are seeking to recover approximately $733,000 in damages arising from the Company's termination of their employment contracts. The complaint, as amended, seeks damages for various other claims, including defamation. The Company has asserted crossclaims and intends to vigorously contest these actions.

17.   Fair Value of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash and cash equivalents, notes receivable and investment in mortgage participation notes - The carrying value approximates fair value because of the short maturity of those instruments.

      Discounted lease rental borrowings, notes payable to former owners of acquired company and note payable to institution - Fair value of discounted lease rental borrowings, notes payable to former owners of acquired company and note payable to institution are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. At May 31, 1998 and 1997, the fair value of discounted lease rental borrowings, notes payable to former owners of acquired company and note payable to institution approximate their carrying values.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      The estimated fair values of the Company's financial instruments at May 31, 1998 and 1997 are as follows (in thousands):


                                                       1998                            1997
                                         ----------------------------    ----------------------------
                                         Carrying Value    Fair Value    Carrying Value    Fair Value
                                         --------------    ----------    --------------    ----------
Assets:
    Cash and cash equivalents                $3,211          $3,211          $8,968          $8,968
    Notes receivable                          6,870           6,870           5,094           5,094
    Investment in mortgage
          participation notes                 1,522           1,522            --              --

Liabilities:
    Discounted lease rental
         borrowings                           2,594           2,594           5,633           5,633
    Note payable to institution               4,429           4,429            --              --
    Notes payable to former
        owners of  acquired company            --              --             1,536           1,536



                                                                                                   SCHEDULE II


                                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                                        VALUATION AND QUALIFYING ACCOUNTS
                                         THREE YEARS ENDED MAY 31, 1998
                                             (Dollars in thousands)



                                                   Charged          Charged
                                 Beginning         to costs         to other      Deductions          Ending
                                  Balance        and expenses       accounts     (Recoveries)         Balance
    1996:
    Accounts receivable -
    allowance for doubtful
    accounts                      $  (170)         $   (34)          $      -        $   151          $   (53)
                                  --------         --------          --------        -------          --------


    1997:
    Accounts receivable -
    allowance for doubtful
    accounts                          (53)             (34)                 -             37              (50)
                                  --------         --------          --------        -------          --------


    1998:
    Accounts receivable -
    allowance for doubtful
    accounts                      $   (50)         $    (10)         $      -        $   (16)         $   (76)
                                  --------         ---------         --------        --------         --------



ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                  None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers contained in its Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1998 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

The  Company  incorporates  herein  by  reference  the  information   concerning
executive compensation contained in the 1998 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1998 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1998 Proxy Statement.

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

                  3.1* Restated Certificate of Incorporation, as amended (Filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference).

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

                  10.6**     Letter Agreement  regarding  employment with Thomas
                             J.  Prinzing  dated May 20,  1997 (Filed as Exhibit
                             10.11 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

                  10.7** Letter Agreement regarding employment with Jonah M. Meer dated June 9, 1997 (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

                  10.8** Advisory Agreement for Real Estate Related Investments between Continental Information Systems Corporation and Emmes Investment Management Co. LLC dated June 30, 1997 (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

                  10.9** Loan and Security Agreement between CIS Air Corporation and Heller Financial, Inc. dated December 19, 1997 (Filed as Exhibit 10.1 to the Company's 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference).

                  23.1      Consent of Independent Accountants.

                  27.1      Financial Data Schedule.

                  ------------------------
                  * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

                  **       Incorporated by reference.

(b)               Reports on Form 8-K

                  The Company filed the following reports on Form 8-K on the date indicated during the last quarter of the Company's fiscal year:

                  Date                    Description
                  ----                    -----------
                  May 29, 1998            The Company  announces  discontinuance
                                          of its Laser  Printing Business Unit.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONTINENTAL INFORMATION SYSTEMS
                                      CORPORATION


                                      BY:  /s/MICHAEL L. ROSEN
                                              ----------------
                                              Michael L. Rosen
                                              President, Chief Executive Officer
                                              and Director


                                      BY:  /s/JONAH M. MEER
                                              -------------
                                              Jonah M. Meer
                                              Senior Vice President,
                                              Chief Operating Officer
                                              and Chief Financial Officer

Dated:     August 24, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


    Signature                     Title                          Date
    ---------                     -----                          ----

/s/ JULIUS S. ANREDER            Director                    August 24, 1998
---------------------
Julius S. Anreder


/s/ DR. LEON H. BLOOM            Director                    August 24, 1998
---------------------
Dr. Leon H. Bloom


/s/ JAMES P. HASSETT             Director and                August 24, 1998
--------------------             Chairman of the Board
James P. Hassett


/s/ GEORGE H. HEILBORN           Director                    August 24, 1998
----------------------
George H. Heilborn


/s/ PAUL M. SOLOMON              Director                    August 24, 1998
-------------------
Paul M. Solomon