Form 10-Q
period 1998-08-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1998-10-14
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended August 31, 1998 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ________ to ________

                        Commission file number: 0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           New York                                           16-0956508
--------------------------------------------------------------------------------
  (State or other jurisdiction                            (I.R.S. Employer
   of incorporation)                                      Identification No.)


 45 Broadway Atrium, Suite 1105, New York, New York               10006
--------------------------------------------------------------------------------
     (Address of principal executive offices)                 (Zip Code)


                                 (212) 771-1000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1998, the registrant has 6,939,060 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS



PART I.             FINANCIAL INFORMATION:

Item 1.             Financial Statements

                    Consolidated Balance Sheets -
                           August 31, 1998 and May 31, 1998

                    Consolidated Statements of Operations -
                           for the three months ended August 31, 1998 and 1997

                    Consolidated Statements of Cash Flows -
                           for the three months ended August 31, 1998 and 1997

                    Notes to Consolidated Financial Statements

Item 2.             Management's Discussion and Analysis of
                    Financial Condition and Results of Operations


PART II.            OTHER INFORMATION:

Item 1.             Legal Proceedings

Item 6.             Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation
and its Subsidiaries
In Thousands (Except Number of  Shares)
--------------------------------------------------------------------------------
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)

                                                                       August 31,     May 31,
                                                                         1998          1998
                                                                       --------      --------
Assets:
Cash and cash equivalents                                              $  1,663      $  3,211
Accounts receivable, net                                                    928           636
Notes receivable                                                          8,795         6,870
Investment in mortgage participation notes                                  772         1,522
Inventory                                                                 1,973         3,755
Net investment in direct financing leases                                 4,516         4,658
Rental equipment, net                                                    16,819        18,118
Furniture, fixtures and equipment, net                                      389           398
Other assets                                                                624           620
Deferred tax assets                                                       5,414         5,414
                                                                       --------      --------

           Total assets                                                $ 41,893      $ 45,202
                                                                       ========      ========
Liabilities and Shareholders' Equity:
Liabilities:
      Accounts payable and other liabilities                           $  2,180      $  2,377
      Discounted lease rental borrowings                                  2,350         2,594
      Note payable to institution - secured                               2,494         4,429
      Net liabilities of discontinued operations (Note 2)                   586           866
      Deferred lease revenue                                              5,213         5,976
                                                                       --------      --------

           Total liabilities                                             12,823        16,242
                                                                       --------      --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares,
       issued 7,101,668 shares                                               71            71
Additional paid-in capital                                               35,129        35,129
Accumulated deficit                                                      (5,724)       (5,834)
                                                                       --------      --------
                                                                         29,476        29,366
Treasury stock, at cost; 162,608 shares                                    (406)         (406)
                                                                       --------      --------

          Total shareholders' equity                                     29,070        28,960
                                                                       --------      --------

          Total liabilities and shareholders' equity                   $ 41,893      $ 45,202
                                                                       ========      ========

   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
In Thousands (Except per Share Data)
--------------------------------------------------------------------------------
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)



                                                              For the Three Months Ended
                                                                        August 31,
                                                                   -------------------
                                                                    1998         1997
                                                                   -------     -------
Revenues:
Equipment sales                                                    $ 3,098     $ 3,436
Equipment rentals                                                    1,871         969
Income from direct financing leases                                    206         187
Gain from sale of equipment subject to lease                            --          78
Interest, fees and other income                                        503         516
                                                                   -------     -------
                                                                     5,678       5,186
                                                                   -------     -------
Costs and Expenses:
Cost of sales                                                        2,696       2,712
Depreciation of rental equipment                                     1,421         480
Interest expense                                                       164         177
Other operating expenses                                               300         304
Selling, general and administrative expense                            920       1,149
                                                                   -------     -------
                                                                     5,501       4,822
                                                                   -------     -------

Income from continuing operations before income taxes                  177         364

Provision for income tax                                                67         138
                                                                   -------     -------

Income from continuing operations                                      110         226

Loss from discontinued operations, net of tax benefit (Note 2)          --        (127)
                                                                   -------     -------

Net Income                                                         $   110     $    99
                                                                   =======     =======
Basic and diluted net income (loss) per share (Note 1):
      Income from continuing operations                            $   .02     $   .03
      Income (loss) from discontinued operations                        --        (.02)
                                                                   -------     -------
           Net Income                                              $   .02     $   .01
                                                                   =======     =======
Weighted average number of shares of common
      stock outstanding                                              6,939       7,016
                                                                   =======     =======

   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
(In Thousands)
--------------------------------------------------------------------------------
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited)

                                                                        For the Three Months Ended
                                                                                  August 31,
                                                                            --------------------
                                                                              1998         1997
                                                                            -------      -------
Cash flows from operating activities:
Net income                                                                  $   110      $    99
Less:  Net loss from discontinued operations                                     --         (127)
                                                                            -------      -------
      Income from continuing operations                                         110          226
                                                                            -------      -------

Adjustments  to  reconcile  net income from  continuing  operations to net cash provided by operating activities:
     Proceeds from sale of equipment subject to lease                            --          850
     Gain from sale of equipment subject to lease                                --          (78)
     Proceeds from sale of other leased equipment                                12           39
     Amortization of unearned income                                           (206)        (187)
     Collections of rentals on direct financing leases                          551          546
     Depreciation and amortization expense                                    1,444          575
     Effect on cash flows of changes in:
         Accounts receivable                                                   (292)        (817)
         Notes receivable                                                    (1,925)       1,428
         Inventory                                                            1,782        2,002
         Other assets                                                            (4)        (396)
         Accounts payable and other liabilities                                (197)         631
         Deferred lease revenue                                                (763)          14
        Deferred tax assets                                                      --           61
        Other                                                                  (100)          77
                                                                            -------      -------
                                                                                302        4,745
                                                                            -------      -------
        Net cash provided by continuing operations                              412        4,971
        Net cash used in discontinued operations                               (280)        (688)
                                                                            -------      -------
        Net cash provided by operations                                         132        4,283
                                                                            -------      -------

Cash flows from investing activities:
Purchase of rental equipment                                                   (337)      (8,699)
Purchase of property and equipment                                              (14)          (5)
Proceeds from investment in mortgage participation notes                        850           --
                                                                            -------      -------
     Net cash provided by (used in) investing activities                        499       (8,704)
                                                                            -------      -------

Continental Information Systems Corporation
and its Subsidiaries
(In Thousands)
--------------------------------------------------------------------------------
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited) (continued)

                                                                        For the Three Months Ended
                                                                                  August 31,
                                                                            --------------------
                                                                              1998         1997
                                                                            -------      -------
Cash flows from financing activities:
Proceeds from lease, bank and institution financings                          1,900          969
Payments on lease, bank and institution financings                           (4,079)        (805)
Purchase of treasury stock                                                       --         (236)
                                                                            -------      -------

     Net cash used in financing activities                                   (2,179)         (72)
                                                                            -------      -------

     Net decrease in cash and cash equivalents                               (1,548)      (4,493)
Cash and cash equivalents at beginning of period                              3,211        8,968
                                                                            -------      -------
Cash and cash equivalents at end of period                                  $ 1,663      $ 4,475
                                                                            =======      =======

    The accompanying notes are an integral part of these financial statements

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

1.    Basis of Presentation

      The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the three months ended August 31, 1998, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included, for the fiscal year ended May 31, 1998, appearing in the Company's Form 10-K.

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

      The Company is currently engaged in litigation with the former owners and executives of its discontinued LaserAccess business. In March 1998, the Company prepaid remaining amounts due to the former owners and exercised a right to set-off approximately $1.1 million against amounts due on promissory notes in connection with the purchase of LaserAccess. The Company has also terminated these individuals under their employment agreements. On April 7, 1998, the former owners filed suit in Superior Court of California, County of San Diego, seeking to recover damages allegedly arising from the Company's set-off of amounts due. Additionally, the former owners are seeking to recover approximately $733,000 in damages arising from the Company's termination of their employment contracts. The complaint, as amended, seeks damages for various other claims, including defamation. The Company has asserted crossclaims and intends to vigorously contest these actions.

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

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

                                                For the Three Months Ended
                                                        August 31,
                                                  ---------------------
                                                    1998          1997
                                                  -------       -------
        Revenues                                  $    --       $ 1,236
        Costs and expenses                             --         1,440
                                                  -------       -------
        Loss from discontinued operations              --          (204)

        Income tax benefit                             --           (77)
                                                  -------       -------

        Net loss from discontinued operations     $    --       $  (127)
                                                  =======       =======

      The Consolidated Balance Sheets as of August 31, 1998 and May 31, 1998 have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                      August 31, 1998          May 31, 1998
                                                      ---------------          ------------
     Assets:
     Cash and cash equivalents                           $    61                  $    19
     Accounts receivable, net                                310                      198
     Inventory                                               256                      779
     Furniture, fixtures and equipment, net                   --                       12
     Other assets                                             --                       58
                                                         -------                  -------
           Total assets                                      627                    1,066
                                                         -------                  -------

     Liabilities:
     Accounts payable and accruals                         1,213                    1,504
     Note payable                                             --                      428
                                                         -------                  -------
           Total liabilities                               1,213                    1,932
                                                         -------                  -------
                Net Assets (Liabilities) of
                    Discontinued Operations              $  (586)                 $  (866)
                                                         =======                  =======

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

3.    Net Income Per Share

      In fiscal 1998, the Company adopted Financial Accounting Standard No. 128 (SFAS 128), Earnings Per Share. SFAS 128 specified new standards for computing and disclosing net income per share. Basic and diluted net income per share for the three months ended August 31, 1998 and 1997, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of August 31, 1998, the Company had outstanding options to purchase 369,674 shares of common stock (See Note
      5). The potential dilution of these options is immaterial in the computation of diluted net income per share.

4.    Reclassifications

      Certain  prior  period  balances  in the  financial  statements  have been
      reclassified  to  conform  to  the  current  period  financial   statement
      presentation.

5.    Stock Option Plan

      In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Board of Directors, employees of and independent contractors and consultants to the Company.

Continental Information Systems Corporation
and its Subsidiaries
Notes to the Consolidated Financial Statements
--------------------------------------------------------------------------------

      A summary of the status of the 1995 Plan as of August 31, 1998 and changes since inception is presented below:

                                                                   Weighted Average
                                                      Number of     Exercise Price
                                                       Options        Per Option
                                                       -------        ----------
   Outstanding at
         May 31, 1995 (none exercisable)                15,000         $   3.50
   Granted                                               9,000         $   2.50
   Exercised                                                --         $     --
   Forfeited/expired                                    (9,000)        $   3.50
                                                       -------
   Outstanding at
         May 31, 1996 (6,000 exercisable)               15,000         $   2.90
   Granted                                             319,000         $   1.97
   Exercised                                           (16,667)        $   1.97
   Forfeited/expired                                   (33,333)        $   1.97
                                                      --------
   Outstanding at
         May 31, 1997  (188,337 exercisable)           284,000         $   2.02
   Granted                                             190,674         $   2.38
   Exercised                                           (70,001)        $   1.97
   Forfeited/expired                                   (38,331)        $   1.97
                                                      --------
   Outstanding at
         May 31, 1998 (234,002 exercisable)            366,342         $   2.22
   Granted                                              10,000         $   1.95
   Forfeited/expired                                    (6,668)        $   1.97
                                                      --------
   Outstanding at
         August 31, 1998 (227,334 exercisable)         369,674         $   2.22
                                                      ========

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 1998, appearing in the Company's Form 10-K.

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


                              Results of Operations

Comparison of the Three Months Ended August 31, 1998 and 1997

Continuing Operations

Revenues
Total revenues increased 9.5% to $5.7 million for the three months ended August 31, 1998 from $5.2 million for the comparable fiscal quarter in 1997. Within this revenue category, equipment sales decreased 9.8% to $3.1 million for the three months ended August 31, 1998 from $3.4 million for the comparable fiscal quarter in 1997. This decrease is principally due to the results of operations of the Telecommunications Business Unit included in the financial results for the first quarter of the prior fiscal year, and subsequently sold on August 31, 1997.

Equipment rentals and income from direct financing leases increased 79.7% to $2.1 million for the quarter ended August 31, 1998 from $1.2 million for the comparable fiscal quarter in 1997. This increase is the cumulative effect of lease streams coming on-line, as a result of the Company acquiring approximately $24 million in additional rental equipment in the prior fiscal year.

Interest, fees and other income decreased slightly to $503,000 for the three months ended August 31, 1998 from $516,000 for the comparable fiscal quarter in 1997. This decrease principally reflects a decline in management fees received from income funds.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

Costs and Expenses
Costs and expenses increased 14.1% to $5.5 million for the three months ended August 31, 1998 from $4.8 million for the comparable fiscal quarter in 1997. Within this category, cost of sales, as a percentage of equipment sales, for the three months ended August 31, 1998 and 1997, was 87.0% and 78.9%, respectively. This variance is directly related to the results of operations of the Air Group Business Unit and reflect the competitive conditions in the used aircraft/engines marketplace. Revenues and earnings from the aircraft business are likely to continue to vary quarter-to-quarter, based on a number of factors, including the volume of transactions.

Depreciation of rental equipment increased to $1.4 million for the quarter ended August 31, 1998 from $.5 million for the comparable fiscal quarter in 1997. This increase is directly related to the aforementioned acquisition of approximately $24 million in additional rental equipment in the prior fiscal year.

Interest expense decreased 7.3% to $164,000 for the quarter ended August 31, 1998 from $177,000 for the comparable fiscal quarter in 1997. Additionally, other operating expenses decreased slightly to $300,000 for the three months ended August 31, 1998 from $304,000 for the comparable fiscal period in 1997.

Selling, general and administrative expenses decreased 19.9% to $.9 million for the three months ended August 31, 1998 from $1.1 million for the comparable fiscal period in 1997. This decrease is principally due to cost containment efforts and staff reductions between the periods.

Income Taxes
For the quarter ended August 31, 1998, a provision for deferred income tax expense on income from continuing operations was recorded, at an effective tax rate of 38%, in the amount of $67,000. For the quarter ended August 31, 1997, a provision for deferred income tax expense on income from continuing operations was recorded, at an effective rate of 38%, in the amount of $138,000. Additionally, in this prior year fiscal quarter, a provision for deferred income tax benefit on loss from discontinued operations was recorded, at an effective tax rate of 38%, in the amount of $77,000.

Discontinued Operations
On May 29, 1998, the Company announced its decision to discontinue and liquidate its LaserAccess laser printing business. The Company recorded a provision of $4,955,000 in the quarter ended May 31, 1998, relative to the disposal of LaserAccess' assets, including the write-off of goodwill, in the amount of $3,258,000, and other charges related to the discontinuance of the business unit. See "PART II, Item 1. Legal Proceedings" for a discussion of litigation related to Laser Access.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

A summary of the results of discontinued operations follows (in thousands):

                                                 For the Three Months Ended
                                                          August 31,
                                                 --------------------------
                                                   1998              1997
                                                  -------          -------
     Revenues                                     $    --          $ 1,236
     Costs and expenses                                --            1,440
                                                  -------          -------
     Loss from discontinued operations                 --             (204)

     Income tax benefit                                --              (77)
                                                  -------          -------

     Net loss from discontinued operations        $    --          $  (127)
                                                  =======          =======

                         Liquidity and Capital Resources

Net cash from operations for the three months ended August 31, 1998 was $132,000 as compared to $4.3 million for the comparable period in 1997. This decrease was primarily due to a $1.9 million increase in notes receivable in the current quarter compared to a $1.4 million decrease in notes receivable for the comparable period in 1997. Most of the net increase in notes receivable during the current quarter represents a $2.2 million investment in a joint venture between the Company's wholly-owned subsidiary, CIS Air Corporation ("CIS Air") and JetAir Capital, Inc., a privately-owned aviation leasing and parts sales company located in San Francisco, California. The joint venture has acquired the McDonnell Douglas DC-10 spare parts inventory of Phillipine Airlines.

The Company purchased $337,000 of additional rental equipment for lease transactions during the three months ended August 31, 1998 as compared to $8.7 million for the comparable period in 1997. The Company's investment in rental equipment varies from quarter to quarter, based on a number of factors, including current market conditions and the availability of adequate credit facilities, and the decline in equipment purchases during the current quarter resulted from these factors. The Company received proceeds of $850,000 from its investment in mortgage participation notes during the three months ended August 31, 1998.

Proceeds from lease, bank and institution financings for the three months ended August 31, 1998 and 1997 were $1.9 million and $.9 million, respectively, while payments on these financings were $4.1 million and $.8 million for the respective 1998 and 1997 periods. The significant increase in payments in the current quarter resulted from a $1.9 million pay-down of CIS Air's secured revolving loan facility (the "CIS Air Loan Facility"). Amounts available under the CIS Air Loan Facility vary depending on the value of equipment and inventory securing the loans, and CIS Air was required to pay down the CIS Air Loan due to significant inventory sales during the current quarter.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

As of August 31, 1998, the Company had $1.7 million in cash and cash equivalents, as compared to $4.5 million at August 31, 1997. In September 1998, the Company received cash proceeds from the payoff of a $3.6 million note receivable owed to CIS Air.

The Company expects that operations will generate sufficient cash to meets its operating expenses and current obligations for the foreseeable future. The Company finances certain equipment leases by assigning the rentals to various lending institutions at a fixed rate on a recourse and non-recourse basis, and the Company has, in the past, also utilized various credit facilities, including bank lines of credit to fund its operating activities. The Company is currently in negotiations with a commercial bank to establish a $3 million "warehouse" line of credit. The loan agreement for the line of credit is expected to contain various covenants, including limitations on incurring additional liens and encumbrances and prohibiting certain transactions with affiliates or subsidiaries. Additionaly, the Company has established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At August 31, 1998, $2,494,000 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4% and expires in December 2000. To expand its operations, the Company may in the future issue debt or equity securities.

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

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             The Company is currently engaged in litigation with the former owners and executives of its discontinued LaserAccess business. In March 1998, the Company prepaid remaining amounts due to the former owners and exercised a right to set-off approximately $1.1 million against amounts due on promissory notes in connection with the purchase of LaserAccess. The Company has also terminated these individuals under their employment agreements. On April 7, 1998, the former owners filed suit in Superior Court of California, County of San Diego, seeking to recover damages allegedly arising from the Company's set-off of amounts due. Additionally, the former owners are seeking to recover approximately $733,000 in damages arising from the Company's termination of their employment contracts. The complaint, as amended, seeks damages for various other claims, including defamation. The Company has asserted crossclaims and intends to vigorously contest these actions.



Item 6.  Exhibits and Reports on Form 8-K

           (a)    Exhibits

                  27.1  Financial Data Schedule

           (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the quarter ended August 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONTINENTAL INFORMATION SYSTEMS
                                      CORPORATION

Date:    October 9, 1998              By:  /s/ Michael L. Rosen
                                           --------------------
                                           Michael L. Rosen
                                           President, Chief Executive Officer
                                           and Director



Date:    October 9, 1998              By:  /s/ Jonah M. Meer
                                           -----------------
                                           Jonah M. Meer
                                           Senior Vice President,
                                           Chief Operating Officer
                                           and Chief Financial Officer