Form 10-Q
period 1998-11-30
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1999-01-14
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended November 30, 1998 or

[ ] Transition  report  pursuant  to  Section  13  or  15(d) of  the  Securities
    Exchange Act of 1934 for the Transition period from _________ to __________

                        Commission file number: 0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


         New York                                             16-0956508
         --------                                             ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation)                                          Identification No.)

45 Broadway Atrium, Suite 1105, New York, New York                10006
---------------------------------------------------            ----------
     (Address of principal executive offices)                  (Zip Code)


                                 (212) 771-1000
                                 --------------
              (Registrant's telephone number, including area code)


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

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1998, the registrant has 6,939,060 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS




PART I.             FINANCIAL INFORMATION:

Item 1.             Financial Statements

                    Consolidated Balance Sheets -
                     November 30, 1998 and May 31, 1998

                    Consolidated Statements of Operations - for the three and six months ended November 30, 1998 and 1997

                    Consolidated Statements of Cash Flows - for the three and six months ended November 30, 1998 and 1997

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


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of  Shares)

                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)
                                                               November 30,    May 31,
                                                                  1998          1998
                                                                --------      --------
Assets:
Cash and cash equivalents                                       $  4,694      $  3,211
Accounts receivable, net                                           1,091           636
Notes receivable                                                   4,331         6,870
Investment in mortgage participation notes                         1,002         1,522
Inventory                                                          3,712         3,755
Net investment in direct financing leases                          4,857         4,658
Rental equipment, net  (Note 6)                                   15,263        18,118
Furniture, fixtures and equipment, net                               404           398
Other assets                                                         876           620
Deferred tax assets                                                5,414         5,414
                                                                --------      --------

           Total assets                                         $ 41,644      $ 45,202
                                                                ========      ========
Liabilities and Shareholders' Equity:
Liabilities:
      Accounts payable and other liabilities                    $  2,120      $  2,377
      Discounted lease rental borrowings                           2,105         2,594
      Note payable to institution - collateralized                 3,383         4,429
      Net liabilities of discontinued operations (Note 2)            598           866
      Deferred lease revenue                                       4,667         5,976
                                                                --------      --------

           Total liabilities                                      12,873        16,242
                                                                --------      --------
Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares,
       issued 7,101,668 shares                                        71            71
Additional paid-in capital                                        35,129        35,129
Accumulated deficit                                               (6,023)       (5,834)
                                                                --------      --------
                                                                  29,177        29,366
Treasury stock, at cost; 162,608 shares                             (406)         (406)
                                                                --------      --------

          Total shareholders' equity                              28,771        28,960
                                                                --------      --------

          Total liabilities and shareholders' equity            $ 41,644      $ 45,202
                                                                ========      ========

   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
(In Thousands)

                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)
                                                                          For the Three                    For the Six
                                                                           Months Ended                    Months Ended
                                                                            November 30,                    November 30,
                                                                        1998           1997              1998          1997
                                                                      ------         ------            ------        ------
Revenues:
Equipment sales                                                       $  104         $2,090            $3,202        $5,526
Equipment rentals                                                      1,757            794             3,628         1,763
Income from direct financing leases                                      233            182               439           369
Gain from sale of equipment subject to lease                               -              -                 -            78
Interest, fees and other income                                          361            563               864         1,079
                                                                      ------         ------            ------        ------

                                                                       2,455          3,629             8,133         8,815
                                                                      ------         ------            ------        ------
Costs and Expenses:
Cost of sales                                                            190          1,946             2,886         4,658
Depreciation of rental equipment                                       1,389            382             2,810           862
Interest expense                                                         136             80               300           257
Other operating expenses                                                 224            204               524           508
Selling, general and administrative expense                              998            904             1,918         2,053
                                                                      ------         ------            ------        ------
                                                                       2,937          3,516             8,438         8,338
                                                                      ------         ------            ------        ------

Income (loss) from continuing operations before income taxes            (482)           113              (305)          477

Provision (credit) for income tax                                       (183)            43              (116)          181
                                                                      ------         ------            ------        ------

Income (loss) from continuing operations                                (299)            70              (189)          296

Loss from discontinued operations, net of tax benefit (Note 2)             -            309                 -           436
                                                                      ------         ------            ------        ------

Net Income (loss)                                                      ($299)         ($239)            ($189)        ($140)
                                                                      ======         ======            ======        ======
Basic and diluted net income (loss) per share (Note 1):

      Income from continuing operations                                 (.04)           .01              (.03)          .04
      Income (loss) from discontinued operations                           -           (.04)                -          (.06)
                                                                      ------         ------            ------        ------
           Net Income                                                   (.04)          (.03)             (.03)         (.02)
                                                                      ======         ======            ======        ======

      Weighted average number of shares of common stock
      outstanding                                                      6,939          6,990             6,939         7,003
                                                                      ======         ======            ======        ======

   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
(In Thousands)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                        For the Six Months Ended
                                                                                November 30,
                                                                        ------------------------
                                                                            1998         1997
                                                                          -------      -------
Cash flows from operating activities:
Net (loss)                                                                $  (189)     $  (140)
Less:  Net loss from discontinued operations                                    -         (436)
                                                                          -------      -------
       Net income (loss) from continuing operations                          (189)         296
                                                                          -------      -------

Adjustments to reconcile net income (loss) from continuing operations
To net cash provided by operating activities:
     Proceeds from sale of equipment subject to lease                           -          850
     Gain from sale of equipment subject to lease                               -          (78)
     Proceeds from sale of other leased equipment                             191           58
     Proceeds from sale of telecommunications assets                            -          895
     Amortization of unearned income                                         (439)        (369)
     Collections of rentals on direct financing leases                      1,132        1,210
     Depreciation and amortization expense                                  2,857        1,033
     Effect on cash flows of changes in:
         Accounts receivable                                                 (455)         847
         Notes receivable                                                   2,539        1,593
         Inventory                                                             43         (922)
         Other assets                                                        (256)        (262)
         Accounts payable and other liabilities                              (257)         (54)
         Deferred lease revenue                                            (1,309)          45
      Deferred tax assets                                                       -          (86)
      Other                                                                   (78)         191
                                                                          -------      -------
                                                                            3,968        4,951
                                                                          -------      -------
      Net cash provided by continuing operations                            3,779        5,247
      Net cash used in discontinued operations                               (268)        (622)
                                                                          -------      -------
      Net cash provided by operations                                       3,511        4,625
                                                                          -------      -------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                                        For the Six Months Ended
                                                                                November 30,
                                                                        ------------------------
                                                                            1998         1997
                                                                          -------      -------
Cash flows from investing activities:
Purchase of rental equipment                                               (1,090)      (7,295)
Purchase of property and equipment                                            (53)         (84)
Proceeds from investment in mortgage participation notes                      650       (1,123)
                                                                          -------      -------
     Net cash (used in) investing activities                                 (493)      (8,502)
                                                                          -------      -------
Cash flows from financing activities:
Proceeds from lease, bank and institution financings                        8,110        1,169
Payments on lease, bank and institution financings                         (9,645)      (1,372)
Proceeds from exercise of stock options                                         -          138
Purchase of treasury stock                                                      -         (236)
                                                                          -------      -------

     Net cash used in financing activities                                 (1,535)        (301)
                                                                          -------      -------

     Net increase (decrease) in cash and cash equivalents                   1,483       (4,178)
Cash and cash equivalents at beginning of period                            3,211        8,968
                                                                          -------      -------

Cash and cash equivalents at end of period                                $ 4,694      $ 4,790
                                                                          =======      =======

   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries


1.    Basis of Presentation

      The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the six months ended November 30, 1998, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included, for the fiscal year ended May 31, 1998, appearing in the Company's Form 10-K.

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

      The Company is currently engaged in litigation with the former owners and executives of its discontinued LaserAccess business. In March 1998, the Company prepaid remaining amounts due to the former owners and exercised a right to set-off approximately $1.1 million against amounts due on promissory notes in connection with the purchase of LaserAccess. The Company has also terminated these individuals under their employment agreements. On April 7, 1998, the former owners filed suit in Superior Court of California, County of San Diego, seeking to recover damages allegedly arising from the Company's set-off of amounts due. Additionally, the former owners are seeking to recover approximately $733,000 in damages arising from the Company's termination of their employment contracts. The complaint, as amended, seeks damages for various other claims, including defamation. The Company has asserted crossclaims and is vigorously contesting these actions.

      The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

Continental Information Systems Corporation and its Subsidiaries

                                                For the Six Months Ended
                                                       November 30,
                                                ------------------------
                                                   1998          1997
                                                  -------       -------
        Revenues                                  $    --       $ 1,998
        Costs and expenses                             --         2,701
                                                  -------       -------
        Loss from discontinued operations              --          (703)

        Income tax benefit                             --          (267)
                                                  -------       -------

        Net loss from discontinued operations     $    --       ($  436)
                                                  =======       =======

      The Consolidated Balance Sheets as of November 30, 1998 and May 31, 1998 have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                      November 30,       May 31,
                                                          1998            1998
                                                        -------         -------
Assets:
Cash and cash equivalents                               $   172         $    19
Accounts receivable, net                                    228             198
Inventory                                                    65             779
Furniture, fixtures and equipment, net                     --                12
Other assets                                               --                58
                                                        -------         -------
      Total assets                                          465           1,066
                                                        -------         -------

Liabilities:
Accounts payable and accruals                             1,063           1,504
Note payable                                               --               428
                                                        -------         -------
      Total liabilities                                   1,063           1,932
                                                        -------         -------
           Net (Liabilities) of
               Discontinued Operations                  $  (598)        $  (866)
                                                        =======         =======

Continental Information Systems Corporation and its Subsidiaries

3.    Net Income Per Share

      In fiscal 1998, the Company adopted Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE. SFAS 128 specified new standards for computing and disclosing net income per share. Basic and diluted net income per share for the six months ended November 30, 1998 and 1997, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of November 30, 1998, the Company had outstanding options to purchase 431,674 shares of common stock (See Note
      5). The potential dilution of these options is immaterial in the computation of diluted net income per share.

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

Continental Information Systems Corporation and its Subsidiaries

            A summary of the status of the 1995 Plan as of November 30, 1998 and changes since inception is presented below:

                                                                       Weighted Average
                                                           Number of    Exercise Price
                                                            Options       Per Option
                                                            -------       ----------
Outstanding at
      May 31, 1995 (none exercisable)                        15,000        $   3.50
Granted                                                       9,000        $   2.50
Exercised                                                      --          $    --
Forfeited/expired                                            (9,000)       $   3.50
                                                            -------
Outstanding at
      May 31, 1996 (6,000 exercisable)                       15,000        $   2.90
Granted                                                     319,000        $   1.97
Exercised                                                   (16,667)       $   1.97
Forfeited/expired                                           (33,333)       $   1.97
                                                            -------
Outstanding at
      May 31, 1997  (188,337 exercisable)                   284,000        $   2.02
Granted                                                     190,674        $   2.38
Exercised                                                   (70,001)       $   1.97
Forfeited/expired                                           (38,331)       $   1.97
                                                            -------
Outstanding at
      May 31, 1998 (234,002 exercisable)                    366,342        $   2.22
Granted                                                      10,000        $   1.95
Forfeited/expired                                            (6,668)       $   1.97
                                                            -------
Outstanding at
      August 31, 1998 (227,334 exercisable)                 369,674        $   2.22
                                                            -------
Granted                                                      62,000        $   1.92
Exercised                                                      --               --
Forfeited/expired                                              --               --
Outstanding at
      November 30, 1998 (239,334 exercisable)               431,674        $   2.18
                                                            =======

6. Lessee Bankruptcy

In October, one of the Company's largest general equipment lessees which had previously filed for protection from creditor under Chapter 11 of the Bankruptcy Act announced plans to terminate substantially all of its operations. The leases had been originated from February 1997 through August 1997. The Company filed claims in Bankruptcy Court against the lessee and ultimately reached agreement with the lessee for return of the equipment. The Company is in possession of all the equipment. As a result of this bankruptcy the Company failed to receive lease payments of approximately $150,000 during the second quarter. The Company also sold or contracted to sell certain of the repossessed equipment for a loss of $169,000 that is included in the second quarter. Remaining equipment which is included in rental equipment, amounts to $896,080. The Company is actively trying to sell or lease this equipment. There can be no assurance that the Company will realize full value in its efforts to lease or sell the remaining equipment. While the Company maintains reserves which it believes to be reasonable, there can be no assurance that the reserves will be adequate and fully cover any additional losses on disposal of the equipment.

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


                              Results of Operations

Comparison of the Three and Six Months Ended November 30, 1998 and 1997

Continuing Operations

Revenues

Total revenues decreased 32% to $2.5 million for the three months ended November 30, 1998 from $3.6 million for the comparable fiscal quarter in 1997. For the six months ended November 30, 1998, total revenues decreased 8% to $8.1 million from $8.8 million for the comparable fiscal period in 1997. Within this category, equipment sales decreased 95% to $104,000 for the three months ended November 30, 1998 from $2.1 million for the comparable fiscal quarter in 1997. This decrease is directly attributable to the Air Group business unit closing no engine sale transactions during the current quarter compared to $2.0 million of sales for the prior year fiscal quarter. Sales and margins from the Air Group business unit will vary quarter to quarter based on the volume and timing of transactions. For the six months ended November 30,1998, equipment sales decreased 42% to $3.2 million from $5.5 million for the comparable prior year period. This decrease reflects the lower results for the Air Group business unit and inclusion in the prior year period of three months of operations for the telecommunications business unit, which was sold on August 31, 1997. Equipment rentals and income from direct financing leases for the three and six months ended November 30, 1998, increased $1.0 million (104%) and $1.9 million (91%) respectively from the comparable periods in 1997. These increases reflect the cumulative effect of the Company's acquisition of general purpose and aircraft rental equipment during the previous and current fiscal years. Interest, fees and other income for the three and six months ended November 30, 1998, were $361,000 and $864,000, respectively compared to $563,000 and $1,079,000 for the corresponding prior year periods. The respective decreases of 36% and 20% primarily reflect a decline in management fees received from income funds and fees generated by brokered transactions.

Continental Information Systems Corporation and its Subsidiaries

Costs and Expenses

Costs and expenses for the three and six months ended November 30, 1998, decreased by $579,000 (16%) and increased by $100,000 (1%), respectively, from the comparable periods in 1997. Within this category, cost of sales, as a percentage of sales, for the three and six months ended November 30, 1998, were 183% and 90%, respectively, as compared to 93% and 84% for the comparable prior year periods. The percentage for the three months ended November 30, 1998 is directly attributable to the one time impact of selling equipment repossessed from a lessee for an amount less than the then current book value of the equipment. This transaction, in addition to the results of operations of the Air Group business unit, also directly impacts the percentage variance for the comparative six-month periods. Revenues and earnings from the aircraft business are expected to vary from quarter to quarter based on a number of factors, including the volume of transactions. Depreciation of rental equipment for the three and six months ended November 30, 1998, increased to approximately $1.4 million and $2.8 million from $.4 million and $.9 million, respectively, for the comparable periods for 1997. These increases are directly related to the cumulative effect of the Company's acquisition of general purpose and aircraft rental equipment during the previous and current fiscal years. Interest expense for the three and six months ended November 30, 1998, was $136,000 and $300,000, respectively, as compared to $80,000 and $257,000 for the comparable periods in 1997. The increases of 70% and 17%, respectively, reflect the impact of increased debt balances associated with the increased rental equipment portfolio and interest incurred on the Air Group's revolving loan facility which was not in place during the prior year comparable periods. Other operating expenses increased slightly by $20,000 (10%) and $16,000 (3%), respectively, for the three and six months ended November 30, 1998 from the year earlier periods. Selling, general and administrative expenses for the three months ended November 30, 1998, were $998,000 as compared to $904,000 for the comparable three months in 1997. The increase is attributable to nonrecurring expenditures related to the transfer of finance and administrative functions to the Company's headquarters in New York City. For the six months ended November 30, 1998, the selling, general and administrative expenses decreased to approximately $1.9 million from approximately $2.1 million for the prior year comparable period. This decrease is principally due to cost containment and staff reductions between the periods.

Income Taxes

For the three and six months ended November 30, 1998, a provision for deferred income tax benefit on loss from continuing operations was recorded, at an effective tax rate of 38%, in the amount of $183,000 and $116,000, respectively. For the three and six months ended November 30, 1997, a provision for deferred income tax expense on income from continuing operations was recorded, at an effective rate of 38%, in the amount of $43,000 and $181,000 respectively. Additionally, for the three and six months ended November 30, 1998, a provision for deferred income tax benefit on loss from discontinued operations was recorded, at an effective tax rate of 38%, in the amount of $190,000 and $267,000 respectively.

Continental Information Systems Corporation and its Subsidiaries

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

 A summary of the results of discontinued operations follows (in thousands):

                                                   For the Six Months Ended
                                                          November 30,
                                                  -------------------------
                                                     1998            1997
                                                  -------          -------

        Revenues                                  $    --          $ 1,998
        Costs and expenses                             --            2,701
                                                  -------          -------
        Loss from discontinued operations              --             (703)

        Income tax benefit                             --             (267)
                                                  -------          -------

        Net loss from discontinued operations     $    --          $  (436)
                                                  =======          =======


                         Liquidity and Capital Resources

Cash provided by operations for the six months ended November 30, 1998, was $3.5 million as compared to $4.6 million for the comparable period in 1997. The decrease was primarily due to no proceeds being generated by the sale of equipment subject to lease in the current period as compared to approximately $.9 million in the prior year period. Additionally, the sale of the assets of the Telecommunications business unit in the prior year period generated $.9 million of proceeds. Significant funds were generated in the current period by net collections of rentals on direct financing leases of $1.1 million and notes receivable of $2.5 million. The Company purchased $1.1 million of additional rental equipment for lease transactions during the current period as compared to $7.3 million for the comparable period in 1997. The Company's investment in rental equipment varies from period to period based on a number of factors, including current market conditions and the availability of adequate credit facilities. The Company received net proceeds of approximately $.7 million from its investment in mortgage participation notes under its agreement with Emmes Investment Management Co. LLC. Proceeds from lease, bank and institution financings for the six months ended November 30, 1998 and 1997, were $8.1 million and $1.2 million, respectively, while payments on these financings were $9.6 million and $1.4 million for the current period and the year prior period. The significant increases for the current period are primarily attributable to advances and repayments on the $10,000,000 revolving loan facility of its operating subsidiary CIS Air Corporation. This loan facility was not in place during the prior year period. The facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At November 30, 1998, $3,383,000 of this facility was outstanding.

Continental Information Systems Corporation and its Subsidiaries

As of November 30, 1998, the Company had $4.7 million in cash and cash equivalents, as compared to $4.8 million at November 30, 1997.

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future. The Company finances certain equipment leases by assigning the rentals to various lending institutions at a fixed rate on a recourse and non-recourse basis. The Company has finalized the terms of a $3,000,000 "warehouse" line of credit. The loan agreement contains various covenants, including limitations on incurring additional liens and encumbrances and prohibiting certain transactions with affiliates or subsidiaries.

The Company announced in October 1998 that it had hired the merchant banking firm of Helix Capital to assist it in identifying acquisitions and other growth opportunities. The Company has been managing its cash reserves in order to accumulate funds for potential acquisition transactions and to finance internal growth The Company is also seeking additional sources of financing to fund acquisitions and internal growth. The availability of any such financing will be dependent on a number of factors, including the terms of the transaction being financed, the Company's operating performance, and market conditions. While the Company believes that it will be able to obtain financing for its acquisition and growth plans, there can be no assurance that such financing will be available on acceptable terms.

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

The Company has been engaged in a review of the software and information systems it uses in an effort to determine whether it or its operations may be materially adversely affected by this so-called "Year 2000" conversion. As a result of that review, the Company upgraded and replaced its hardware systems with systems that are Year 2000 compliant. In addition, the Company has completed conversion to the updated release of its vendor's lease billing software. It is currently in the testing and conversion phase to replace its accounting software. The Company expects that this software will be fully operational by the middle of 1999. The Company has inquired of, and generally obtained the assurances of, the providers of such software with respect to its being Year 2000 compliant. Based on its review the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will cause any material disruptions, malfunctions or failures of its business. However, no assurances can be given that such review uncovered every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

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

The Company has begun a review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a materially adverse effect on the Company or its operations. As part of this review, The Company is obtaining assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given the information provided to the Company is accurate and that such other party will be Year 2000 compliant.

The Company currently believes that its systems will be Year 2000 compliant during 1999. It nonetheless has begun developing a contingency plan. The Company will maintain an ongoing effort to recognize and evaluate potential exposure relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. The total cost to the Company of these Year 2000 compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

             The Company is currently engaged in litigation with the former owners and executives of its discontinued LaserAccess business. In March 1998, the Company prepaid remaining amounts due to the former owners and exercised a right to set-off approximately $1.1 million against amounts due on promissory notes in connection with the purchase of LaserAccess. The Company has also terminated these individuals under their employment agreements. On April 7, 1998, the former owners filed suit in Superior Court of California, County of San Diego, seeking to recover damages allegedly arising from the Company's set-off of amounts due. Additionally, the former owners are seeking to recover approximately $733,000 in damages arising from the Company's termination of their employment contracts. The complaint, as amended, seeks damages for various other claims, including defamation. The Company has asserted crossclaims and is vigorously contesting these actions.



Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  --------
                  27.1  Financial Data Schedule

         (b)      Reports on Form 8-K
                  -------------------
                  No reports on Form 8-K were filed by the Company during the six months ended November 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CONTINENTAL INFORMATION SYSTEMS
                                      CORPORATION

Date:    January 14, 1999             By:  /s/ Michael L. Rosen
                                           --------------------
                                           Michael L. Rosen
                                           President, Chief Executive Officer
                                           and Director



Date:    January 14, 1999             By:  /s/ Jonah M. Meer
                                           -----------------
                                           Jonah M. Meer
                                           Senior Vice President,
                                           Chief Operating Officer
                                           and Chief Financial Officer