Form 10-Q
period 1999-02-28
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1999-04-15
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 1999 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________


Commission file number:   0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          New York                                         16-0956508
          --------                                         ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
    of incorporation)




45 Broadway Atrium, Suite 1105, New York, New York                      10006
--------------------------------------------------                      -----
    (Address of principal executive offices)                          (Zip Code)


                                 (212) 771-1000
              (Registrant's telephone number, including area code)

                  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


                  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No ____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

                  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 1999, the registrant has 6,884,844 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                               Page
                                                                                               Number
                                                                                               ------
PART I.           FINANCIAL INFORMATION:                                                          3

Item 1.           Unaudited Consolidated Financial Statements                                     3

                  Consolidated Balance Sheets -
                  February 28, 1999 and May 31, 1998                                              3

                  Consolidated Statements of Operations -
                  for the three and nine months ended February 28, 1999 and 1998                  4

                  Consolidated Statements of Cash Flows -
                  for the three and nine months ended February 28, 1999 and 1998                  5

                  Notes to Consolidated Financial Statements                                    6-9

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                9-13


PART II.          OTHER INFORMATION:                                                             14

Item 1.           Legal Proceedings                                                              14

Item 6.           Exhibits and Reports on Form 8-K                                               14
                  --------------------------------


SIGNATURES                                                                                       15

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of  Shares)

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                          February 28,             May 31,
                                                                                              1999                  1998
                                                                                              ----                  ----
Assets:
Cash and cash equivalents                                                                     $5,851             $   3,211
Accounts receivable, net                                                                         987                   636
Notes receivable                                                                               3,386                 6,870
Investment in mortgage participation notes                                                       852                 1,522
Inventory                                                                                      6,185                 3,755
Net investment in direct financing leases                                                      6,083                 4,658
Rental equipment, net (Note 7)                                                                11,429                18,118
Furniture, fixtures and equipment, net                                                           401                   398
Other assets                                                                                     875                   620
Deferred tax assets                                                                            5,414                 5,414
                                                                                           ---------            ----------
           Total assets                                                                    $  41,463             $  45,202
                                                                                           =========             =========
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and other liabilities                                                    $    1,844            $    2,377
Discounted lease rental borrowings                                                               291                 2,594
Note payable to institution -collateralized                                                    6,068                 4,429
Net liabilities of discontinued operations (Note 2)                                              810                   866
Deferred lease revenue                                                                         3,722                 5,976
                                                                                           ---------            ----------
           Total liabilities                                                                  12,735                16,242
                                                                                           ---------             ---------

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares,
       issued 7,101,668 shares                                                                    71                    71
Additional paid-in capital                                                                    35,129                35,129
Accumulated deficit                                                                           (6,017)               (5,834)
                                                                                           ---------            ----------
                                                                                              29,183                29,366
Treasury stock, at cost; 211,810 shares                                                         (455)                 (406)
                                                                                           ---------            ----------

          Total shareholders' equity                                                          28,728                28,960
                                                                                           ---------            ----------
          Total liabilities and shareholders' equity                                       $  41,463             $  45,202
                                                                                           =========             =========

   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries
(In Thousands except per share amounts)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           For the Three                   For the Nine
                                                                           Months Ended                    Months Ended
                                                                           February 28,                    February 28,
                                                                       1999           1998              1999          1998
Revenues:
Equipment sales                                                       $2,221         $2,171            $5,423        $7,697
Equipment rentals                                                      1,657          1,071             5,285         2,834
Income from direct financing leases                                      322            190               761           559
Gain from sale of equipment subject to lease                             318              0               318            78
Interest, fees and other income                                          253            507             1,117         1,586
                                                                      ------         ------            ------        ------

                                                                       4,771          3,939            12,904        12,754
                                                                      ------         ------            ------        ------
Costs and Expenses:
Cost of sales                                                          2,014          2,005             4,900         6,663
Depreciation of rental equipment                                       1,315            542             4,125         1,404
Interest expense                                                         156            141               456           398
Other operating expenses                                                 268            132               792           640
Selling, general and administrative expense                            1,008            951             2,926         3,004
                                                                      ------         ------            ------        ------
                                                                       4,761          3,771            13,199        12,109
                                                                      ------         ------            ------        ------

Income (loss) from continuing operations before income taxes              10            168              (295)          645

Provision (credit) for income tax                                          4             64              (112)          245
                                                                      ------         ------            ------        ------

Income (loss) from continuing operations                                   6            104              (183)          400

Loss from discontinued operations, net of tax benefit (Note 2)             0            (99)                0          (535)
                                                                      ------         ------            ------        ------

Net Income (loss)                                                     $    6         $    5             ($183)        ($135)
                                                                      ======         ======            ======        ======
Basic and diluted net income (loss) per share (Note 1):
      Income from continuing operations                                    -           0.01             (0.03)         0.06
      Income (loss) from discontinued operations                           -          (0.01)                -         (0.08)
                                                                      ------         ------            ------        ------
           Net Income                                                      -              -             (0.03)        (0.02)
                                                                      ======         ======            ======        ======
      Weighted average number of shares of common stock                6,933          6,990             6,937         6,999
      outstanding                                                     ======         ======            ======        ======

   The accompanying notes are an integral part of these financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              For the Nine Months Ended
                                                                    February 28,
                                                                  1999          1998
                                                                -------       -------
Cash flows from operating activities:
Net income (loss)                                                ($183)         ($135)
Less: Net income (loss form continuing operations                    0           (535)
                                                                -------       -------
   Net income (loss) form continuing operations                   (183)           400
                                                                -------       -------



Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
   Accrued interest on mortgage participation notes               (180)          (166)
   Gain from sale of equipment subject to lease                   (318)           (78)
   Depreciation and amortization expense                         4,198          1,588
   Effect on cash flows of changes in:
     Accounts receivable                                          (351)         1,013
     Notes receivable                                            3,484           (802)
     Inventory                                                  (2,430)         2,537
     Other assets                                                 (259)          (431)
     Accounts payable and other liabilities                       (533)          (264)
     Defered lease revenue                                      (2,254)           888
     Defered tax assets                                              -            (82)
     Other                                                           -            327
                                                                -------       -------
                                                                 1,357          4,530
                                                                -------       -------
Net cash provided by continuing operations                       1,174          4,930
Net cash provided by used in discontinued operations               (56)          (813)
                                                                -------       -------
Net cash provided by (used in) operations                        1,118          4,117
                                                                -------       -------


Cash flows from investing activities:
Proceeds from sale of equipment subject to lease                 2,498          4,321
Proceeds from sales of other leased equipment                      586          1,248
Proceeds from sales of telecommunications assets                     -            895
Purchase of rental equipment                                    (2,692)       (15,330)
Collections of rentals on direct financing leases net of
amortization of unearned income                                  1,069          1,175
Net proceeds from (invested in) mortgage participation notes       850         (1,524)
Purchase of property and equipment                                 (76)          (356)
                                                                -------       -------
     Net cash provided by (used in) investing activities         2,235         (9,571)
                                                                -------       -------
Cash flows from financing activites:
Proceeds from lease, bank and institution financings            13,443         7,957
Payments on lease, bank and institution financings             (14,107)       (5,433)
Proceeds from excercise of stock options                             0           137
Purchase of treasury stock                                         (49)         (313)
                                                               -------       -------
     Net cash provided by (used in) financing activites           (713)        2,348
                                                               -------       -------
     Net increase (decrease) in cash and equivlents              2,640        (3,106)
Cash and cash equivalents at beginning of period                 3,211         8,968
Cash and cash equivalents at end of period                      $5,851         5,862
                                                               =======       =======



   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation and its Subsidiaries

1.    Basis of Presentation

      The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the nine months ended February 28,1999, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto included, for the fiscal year ended May 31, 1998, appearing in the Company's Form 10-K.

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

      The Consolidated Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from continuing operations. A summary of the results of discontinued operations follows (in thousands):

                                                                            For the Nine Months Ended
                                                                                    February 28,
                                                                              1999                 1998
                                                                           --------              --------
                  Revenues                                                $       -              $  3,662
                  Costs and expenses                                              -                 4,524
                                                                           --------              --------
                  Loss from discontinued operations                               -                  (862)

                  Income tax benefit                                              -                  (327)
                                                                           --------              --------

                  Net loss from discontinued operations                    $      -                 ($535)
                                                                           ========              ========

The Consolidated Balance Sheets as of February 28, 1999 and May 31, 1998 have been reclassified to report the net assets of discontinued operations separately from the assets and liabilities of continuing operations. A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                          February 28,               May 31,
                                                              1999                    1998
                                                            ---------               ---------
      Assets:
      Cash and cash equivalents                             $     59                $     19
      Accounts receivable, net                                    12                     198
      Inventory                                                   65                     779
      Furniture, fixtures and equipment, net                       -                      12
      Other assets                                                 -                      58
                                                            ---------               ---------
            Total assets                                         136                   1,066
                                                            ---------               ---------

      Liabilities:
      Accounts payable and accruals                              946                   1,504
      Note payable                                                 -                     428
                                                            ---------               ---------
            Total liabilities                                    946                   1,932
                                                            ---------               ---------
                 Net (Liabilities) of
                     Discontinued Operations                $   (810)               $   (866)
                                                            =========               =========

3.    Net Income Per Share

      In fiscal 1998, the Company adopted Financial Accounting Standard No. 128 (SFAS 128), Earnings Per Share. SFAS 128 specified new standards for computing and disclosing net income per share. Basic and diluted net income per share for the nine months ended February 28, 1999 and 1998, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of February 28, 1999, the Company had outstanding options to purchase 421,674 shares of common stock (See Note
      5). The potential dilution of these options is immaterial in the computation of diluted net income per share.

4.    Reclassifications

      Certain  prior  period  balances  in the  financial  statements  have been
      reclassified  to  conform  to  the  current  period  financial   statement
      presentation.

5.    Stock Option Plan

      In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan ("the 1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Board of Directors, employees of and independent contractors and consultants to the Company.

        A summary of the status of the 1995 Plan as of February 28, 1999 and changes since inception is presented below:

                                                                                  Weighted Average
                                                             Number of             Exercise Price
                                                              Options                Per Option
                                                              -------                ----------
           Outstanding at
                 May 31, 1995 (none exercisable)               15,000                   $ 3.50
           Granted                                              9,000                   $ 2.50
           Exercised                                             --                     $   --
           Forfeited/expired                                   (9,000)                  $ 3.50
                                                              -------
           Outstanding at
                 May 31, 1996 (6,000 exercisable)              15,000                   $ 2.90
           Granted                                            319,000                   $ 1.97
           Exercised                                          (16,667)                  $ 1.97
           Forfeited/expired                                  (33,333)                  $ 1.97
                                                              -------
           Outstanding at
                 May 31, 1997  (188,337 exercisable)          284,000                   $ 2.02
           Granted                                            190,674                   $ 2.38
           Exercised                                          (70,001)                  $ 1.97
           Forfeited/expired                                  (38,331)                  $ 1.97
                                                              -------
           Outstanding at
                 May 31, 1998 (234,002 exercisable)           366,342                   $ 2.22
           Granted                                             10,000                   $ 1.95
           Forfeited/expired                                   (6,668)                  $ 1.97
                                                              -------
           Outstanding at
                 August 31, 1998 (227,334 exercisable)        369,674                   $ 2.22
                                                              -------
           Granted                                             62,000                   $ 1.92
           Exercised                                               --                       --
           Forfeited/expired
           Outstanding at
                 November 30, 1998 (239,334 exercisable)      431,674                   $ 2.18
                                                              =======
           Granted
           Exercised                                               --                       --
           Forfeited/expired                                  (10,000)                  $ 1.97
           Outstanding at
                 February 28, 1999 (306,675 exercisable)      421,674                   $ 2.18
                                                              =======

6. Share Repurchase

In May 1997, the Board of Directors authorized a $500,000 share repurchase program. Under the prior program the Company conducted an odd lot tender which after completion was followed by open-market repurchases. Continental has expended nearly all funds previously authorized under the buyback program, having bought back 203,768 shares, representing approximately 2.9% of outstanding shares.

On February 19, 1999 the Company announced that its Board of Directors authorized the expenditure of an additional $500,000 for the repurchase of its common stock. Under the buyback program the Company may repurchase additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management.

7. Lessee Bankruptcy

As previously reported, in October 1998, one of the Company's largest general equipment lessees which had previously filed for protection from creditors under Chapter 11 of the U.S. Bankruptcy Code announced plans to terminate substantially all of its operations. The leases had been originated from February 1997 through August 1997. The Company filed claims in Bankruptcy Court against the lessee and ultimately reached agreement with the lessee for return of the equipment. The Company is in possession of all the equipment. The Company also sold or contracted to sell certain of the repossessed equipment for a loss of $169,000 that was included in the second quarter. Remaining equipment which is included in rental equipment, amounts to $806,000. The Company is actively engaged in trying to sell or lease this equipment. In the interim the Company continues to depreciate the equipment as well as monitor its reserves. There can be no assurance that the Company will realize full value in its efforts to lease or sell the remaining equipment. While the Company maintains reserves which it believes to be reasonable, there can be no assurance that the reserves will be adequate and fully cover any additional losses on disposal of the equipment.

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

                              Results of Operations

Comparison of the Three and Nine Months Ended February 28, 1999 and 1998

Continuing Operations

Revenues
Total revenues increased 21% to $4.7 million for the three months ended February 28, 1999 from $3.9 million for the comparable fiscal quarter in 1998. For the nine months ended February 28, 1999, total revenues increased 1% to $12.9 million from $12.8 million for the comparable fiscal period in 1998. Within this category, equipment sales increased 2% to $2.2 million for the three months ended February 28, 1999 from $2.1 million for the comparable fiscal quarter in 1998. For the nine months ended February 28,1999, equipment sales decreased 30% to $ 5.4 million from $7.7 million for the comparable prior year period. This decrease reflects the lower results for the Air Group Business Unit. Sales and margins from the Air Group business unit will vary quarter to quarter based on the volume and timing of transactions. For the nine months ended February 28, 1999, Air Group business unit sales decreased 30% to $4.4 million from $6.3 million for the comparable period. Equipment rentals and income from direct financing leases for the three and nine months ended February 28, 1999, increased $718,000 (57%) and $2.7 million (78%) respectively from the comparable periods in 1998. These increases reflect the Company's acquisition and placing on lease of general purpose and aircraft rental equipment during the previous and current fiscal years. Interest, fees and other income for the three and nine months ended February 28,1999, were $253,000 and $1,117,000, respectively compared to $507,000 and $1,586,000 for the corresponding prior year periods. The respective decreases of 50% and 30% primarily reflect a decline in management fees received from income funds and fees generated by brokered transactions.

Costs and Expenses

Costs and expenses for the three and nine months ended February 28, 1999, increased by $990,000 (26%) and $1,090,000 (9%), respectively, from the comparable periods in 1998. Within this category, cost of sales, as a percentage of sales, for the three and nine months ended February 28, 1999, was 91% and 90%, respectively, as compared to 92% and 87% for the comparable prior year periods. This variance is directly related to the results of operations of the Air Group Business Unit and reflect the competitive conditions in the used aircraft/engines marketplace. Revenues and earnings from the aircraft business are likely to continue to vary quarter to quarter, based on a number of factors, including the volume of transactions. Depreciation of rental equipment for the three and nine months ended February 28, 1999, increased to approximately $1.3 million and $4.1 million from $0.5 million and $1.4 million, respectively, for the comparable periods for 1998. These increases are directly related to the Company's acquisition of general purpose and aircraft rental equipment during the previous and current fiscal years. Interest expense for the three and nine months ended February 28, 1999, was $156,000 and $456,000, respectively, as compared to $141,000 and $398,000 for the comparable periods in 1998. The increases of 11% and 15%, respectively, reflect the impact of increased debt balances associated with the increased rental equipment portfolio and interest incurred on the Air Group's revolving loan facility which was not in place during the prior year comparable periods. Other operating expenses increased by $136,000 (103%) and $152,000 (24%), respectively, for the three and nine months ended February 28, 1999 from the year earlier periods. This increase is mainly due to sub lease expense in the Air Group, for nine months in the current period as compared to three months in the year earlier periods. Selling, general and administrative expenses for the three months ended February 28, 1999, were $1,008,000 as compared to $951,000 for the comparable three months in 1998. The increase of $57,000 in the current period is attributable to new business development costs relating to the Company's search for acquisitions and nonrecurring expenditures related to the transfer of finance and administrative functions to the Company's headquarters in New York City. For the nine months ended February 28, 1999, selling, general and administrative expenses was approximately $2.9 million as compared to approximately $3.0 million for the prior year comparable period.

Income Taxes
For the three and nine months ended February 28, 1999, a provision for deferred income tax expense on income and benefit on loss from continuing operations was recorded, at an effective tax rate of 38%, in the amount of $4,000 and $112,000, respectively. For the three and nine months ended February 28, 1998, a provision for deferred income tax expense on income from continuing operations was recorded, at an effective rate of 38%, in the amount of $64,000 and $245,000 respectively.

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

                                                                            For the Nine Months Ended
                                                                                  February 28,
                                                                              1999                 1998
                                                                          ---------           ---------
                  Revenues                                                $       -           $  3,662
                  Costs and expenses                                              -              4,524
                                                                          ---------           ---------
                  Loss from discontinued operations                               -               (862)
                  Income tax benefit                                              -               (327)
                                                                          ---------           ---------
                  Net loss from discontinued operations                   $       -           $   (535)
                                                                          =========           =========

                         Liquidity and Capital Resources

Cash provided by operations for the nine months ended February 28, 1999, was $1.1 million as compared to $4.1 million for the comparable period in 1998. Deferred lease revenues had a negative impact of 2.3 million on cash flows in the current period as compared to a positive cash flow of $0.8 million in the prior year period. An increase of inventory levels of approximately $2.4 million in the current period has a negative effect on the cash flow as compared to $2.5 million positive cash flow in prior year period. The Company's investment in rental equipment varies from period to period based on a number of factors, including current market conditions and the availability of adequate credit facilities. Proceeds from sale of equipment subject to lease in the current period decreased $1.8 million to $2.5 million as compared to $4.3 million in the prior year period. The Company received net proceeds of approximately $0.9 million from its investment in mortgage participation notes under its agreement with Emmes Investment Management Co. LLC. Proceeds from lease, bank and institution financings for the nine months ended February 28, 1999 and 1998, were $13.4 million and $7.9 million, respectively, while payments on these financings were $14.1 million and $5.4 million for the current period and the year prior period. The significant increases for the current period are primarily attributable to advances and repayments on the $10,000,000 revolving loan facility of its operating subsidiary CIS Air Corporation. This loan facility was not in place during the prior year period. The facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At February 28, 1999, $6,068,000 of this facility was outstanding.

As of February 28, 1999, the Company had $5.8 million in cash and cash equivalents, as compared to $3.2 million at February 28, 1998.

The Company announced in October 1998 that it had hired the merchant banking firm of Helix Capital to assist it in identifying acquisitions and other growth opportunities. The Company is reviewing various potentional transactions introduced by Helix Capital. The Company has been managing its cash reserves in order to accumulate funds for potential acquisition transactions and to finance internal growth. The Company is also seeking additional sources of financing to fund acquisitions and internal growth. The availability of any such financing will be dependent on a number of factors, including the terms of the transaction being financed, the Company's operating performance, and market conditions. While the Company believes that it has sufficient cash to fund certain acquisition targets, the inability to obtain financing for additional acquisitions and growth may limit the Company's growth strategy. There can be no assurance that such financing will be available on acceptable terms. The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future.

The Company finances certain equipment leases by assigning the rentals to various lending institutions at a fixed rate on a recourse and non-recourse basis. During the third quarter, the Company decided not to proceed to close on a $3,000,000 "warehouse" line of credit that was to cover the Company's general equipment leasing business. The Company concluded that this facility was not needed at this time in light of current activity levels of its leasing business, and that more favorable terms might be obtainable from other sources. The Company has had preliminary discussions with other lenders to structure a facility to meet the Company's anticipated credit needs. Such facility will be dependent on the Company's acquisition and growth strategy.

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

With respect to assets other than its computer hardware and software systems, the Company is aware that some of the equipment it leases may have embedded technology that is not Year 2000 compliant. Under the terms of the leases, however, the Company is not responsible for the maintenance and repair of this equipment, and the leases are non-cancelable. Failure to achieve Year 2000 compliance may materially adversely affect the value of such equipment. No assurance can be given that such decrease in value would not have a material adverse effect on the Company's business or results of operations.

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

The Company currently believes that its systems will be Year 2000 compliant during 1999. It nonetheless has begun developing a contingency plan. The Company will maintain an ongoing effort to recognize and evaluate potential exposure relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. The total cost to the Company of these Year 2000 compliance activities has not been, and is not anticipated to be material to its financial position or results of operations.

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


Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.1 Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the nine months ended February 28, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CONTINENTAL INFORMATION SYSTEMS
                            CORPORATION

Date:  April 15, 1999        By:  /s/ Michael L. Rosen
                                 --------------------
                                 Michael L. Rosen
                                 President, Chief Executive Officer and Director


Date:  April 15, 1999        By:  /s/ Jonah M. Meer
                                 -----------------
                                 Jonah M. Meer
                                 Senior Vice President, Chief Operating Officer and Chief Financial Officer