Form 10-K
period 1999-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1999-08-31
CIK 24071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                    FORM 10-K


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                              ---------------------

       For the Fiscal Year May 31, 1999     Commission File Number 0-25104


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
Yes   X     No
    -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The number of the registrant's shares of Common Stock outstanding on June 30, 1999 was 6,884,844.

As of June 30, 1999, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $6,159,975.*


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

     * Excludes 1,956,864 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.       BUSINESS

INTRODUCTION AND HISTORY OF THE COMPANY

Continental Information Systems Corporation ("the Company") currently has three main lines of business:

     - leasing, sales and management of commercial aircraft and aircraft engines ("the Air Group Business");

     - providing other financing services, including commercial real estate financing ("the Finance Business"); and,

     - developing and commercializing an Internet-enabled portal to facilitate securities trading for institutional equity traders ("the Electronic Execution Portal Business").

The Company is in the initial stages of developing its Electronic Execution Portal Business. Although the Company will continue to operate its Air
Group and Finance Businesses, a substantial percentage of its resources will be shifted to the Electronic Execution Portal Business during the coming fiscal quarters. As part of this transition, changes will and have occurred in the Company's business focus, management, employees and allocation of other resources. (See "Business Strategy"; "Employees"; and "Financing".)

The Company is a New York corporation that was organized in 1968. In January 1989, the Company and nine of its affiliated subsidiaries filed for protection under chapter 11 of the United States Bankruptcy Code. The Company emerged from chapter 11 pursuant to a Plan of Reorganization in November 1994. In 1997, the Board of Directors undertook a restructuring of senior management. The new management included the appointment of a representative of the Company's largest shareholder as Chief Executive Officer. After conducting a review of the Company's operations, management undertook to focus on and expand upon the Company's core Air Group Business. In connection with this, the Company disposed of or discontinued other unrelated lines of business, including telecommunications-related business units and its laser printing business. In August 1999, the Board of Directors authorized the Company to focus on developing and commercializing the Electronic Execution Portal Business. (See "Electronic Execution Portal Business"). In connection with this strategic decision, the Company has begun to wind down portions of its other businesses. Also in August 1999, the Company announced that it would no longer enter into new equipment leases (See "Equipment Leasing Business".)

AIR GROUP BUSINESS

Through its wholly owned subsidiary, CIS Air Corporation, a Delaware corporation ("CIS Air"), the Company participates in the worldwide market for the sale and leasing of used, commercial aircraft and aircraft engines. In recent periods, CIS Air's activities have consisted primarily of acquiring aircraft engines and then selling, leasing or selling them subject to lease. CIS Air finances its portfolio acquisitions with cash flow from operations or through borrowings under CIS Air's revolving credit facility.

Engines, which are acquired from brokers, airlines, and dealers, are in various states of used condition and frequently need substantial repair or refurbishing. The Company, when necessary, contracts with outside vendors to complete this upgrade process before reselling or leasing the equipment to its customers. Aircraft acquired by the Company may be in various stages of airworthiness. Repairs and upgrades may be required to the aircraft prior to leasing the aircraft. CIS Air's leases require the lessee to maintain the aircraft in accordance with FAA-approved maintenance programs and contain specific return conditions.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

CIS Air conducts its sales and leasing activities of aircraft and engines through in-house sales personnel, brokers and consignees. The Company typically enters into short-term triple net operating leases typically with terms of up to two years. Air Group Business customers are primarily small to medium-sized commercial air carriers inside and outside the United States.

In addition to CIS Air's sales and leasing activities, a subsidiary of CIS Air, CIS Aircraft Partners, Inc., has managed a portfolio of commercial aircraft on behalf of two publicly held limited partnerships, JetStream, L.P. and JetStream II, L.P. since their inception in 1987 and 1988 respectively. As managing general partner, CIS Aircraft Partners, Inc. acquired the portfolio on behalf of the partnerships, arranged leases of the aircraft and engages in ongoing management activities including remarketing to preserve and protect the value of the portfolio. The payment of management fees to CIS Aircraft Partners, Inc. from Jet Stream, L.P. was suspended in December 1997, and the payment of management fees from JetStream II, L.P. was suspended in September 1998, because under the terms of the respective limited partnership agreements, these fees are subordinate in right of payment to a preferred rate of return to the limited partners.

The general partners of the JetStream partnerships have developed a plan to sell the Partnerships' remaining aircraft and subsequently terminate the Partnerships. This liquidation plan will require the approval of more than 50% of the unitholders entitled to vote. It is anticipated that a consent solicitation statement requesting such approval will be forwarded to investors during the third or fourth quarter of this year.

The Company is also the owner of a Boeing 737-200 aircraft and has two 737-200 airframes on consignment for part out. The Company has financed aviation related spare part purchases for others, taking back notes collateralized by the financed inventory.

BUSINESS STRATEGY. The Company's operating strategy is to employ its expertise in the aviation, leasing and finance industries to expand and actively manage its aircraft and aircraft engine portfolio. Its focus is to identify segments of the engine resale market that management believes offer greater potential for profitable sales and leasing opportunities. The Company utilizes its existing relationships with other aviation industry participants, a diverse customer base as well as its technical expertise, to identify and evaluate acquisitions, sales and leasing opportunities. The availability of its revolving credit facility allows the Company to leverage its investments in the business. The Company in August 1999 replaced its Air Group management team including the executive in charge of the Air Group and certain other employees and restructured its Air Group business operations. The success of the Air Group Business will be dependent on the ability of a new management team to broaden the customer base and profitably acquire, lease, and trade engines, the economic environment, the aviation idustry in general and aircraft supply and demand, among other factors. The Company will manage the Air Group Business out of its New York City headquarters.

In the normal course of business CIS Air may sell, lease, and finance to customers with credit histories that are below AAA, including a number of foreign companies with less stringent record keeping controls than their counterparts in the United States. While the Company believes that these credits offer higher yields than larger, more creditworthy customers do, they also present an inherent degree of collection difficulty. Leasing, financing or selling on account to foreign companies that operate outside the United States may also present regulatory or administrative obstacles to repossession of engines in the event of default. Management has established guidelines to minimize the risk of lessee defaults. Under these guidelines, the Company conducts initial and ongoing analyses of each lessee's creditworthiness and the economic environment in the countries in which they operate.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

INDUSTRY CONDITIONS. The commercial aviation industry has recently experienced a period of sustained growth and record-breaking financial performance. Historically, air traffic demand has increased as economic activity increases and real income levels rise. Traffic demand has risen despite higher prices of air transportation. In 1997, the latest full year for which data is publicly available, international scheduled traffic climbed 7.0% and domestic traffic rose 4% over the previous year. Because a substantial portion of business and especially leisure airline travel is discretionary, the industry has tended to suffer during economic downturns. The Company's business remains dependent upon the overall economic condition of the airline industry, which historically has been volatile.

Leasing aircraft engines and aircraft offers CIS Air customers the opportunity to lower their overhead or working capital requirements. Some carriers who do not wish to maintain a pool of spare engines use short-term leases of engines to manage their fleet. Many larger carriers are increasing their use of leased aircraft or engines as they upgrade their fleets, and many of the new carriers have limited capital resources and therefore prefer to lease rather than own engines.

FEDERAL REGULATION.

     AGING AIRCRAFT MAINTENANCE. The Federal Aviation Administration (the "FAA"), has adopted a series of Airworthiness Directives ("ADs"). ADs are mandates requiring the airline to perform a specific maintenance task within a specified period of time. The FAA imposes strict requirements governing aircraft inspection and certification, maintenance, equipment requirements, corrosion control, noise levels and general operating and flight rules. In negotiating future leases or in selling aircraft or engines CIS Air may be required to bear some or all of the costs of compliance with future ADs or ADs that have been issued but which did not mandate action during the previous lessee's lease term or in respect of which the previous lessee failed to comply. The aggregate effect of compliance with these standards is not determinable at this time and will depend upon a variety of factors, including, but not limited to, the state of the commercial aircraft market, the extent of the AD, the availability of capable repair facilities and the effect, if any, that such compliance may have on the service lives of the affected aircraft or engines. As described above, the cost of such compliance may be reduced to the extent that current or future lessees of aircraft or engines effect such modifications under the terms of the current or future operating leases.

     Aircraft Noise. Effective November 6, 1990, Congress passed the Airport Noise and Capacity Act of 1990 (the "Act"), which required the development of a National Noise Policy. On September 25, 1991, final regulations (the "Regulations") were announced and became effective immediately. The Regulations provide generally, among other things, for the phase-out of aircraft which do not comply with Stage 2 of the noise abatement standards ("Stage 2 aircraft") in the United States by December 31, 1999, unless hushkitted. Only Stage 3 or Stage 2 hushkitted aircraft will be allowed to fly in the United States after December 31, 1999. In addition to FAA activity in noise abatement, other countries have adopted or are considering adopting noise compliance standards which would have a similar effect of reducing the ability of an airline to operate Stage 2 aircraft in such jurisdictions. These regulations may disrupt the market for Stage 2 aircraft at December 31, 1999. CIS Air believes its current portfolio will not be materially affected by these regulations.

Since many of CIS Air's assets are subject to operating leases, CIS Air will be required to re-lease or sell such assets after the expiration of the current lease terms. Such sale or re-lease must be done in a timely manner to minimize off-lease time and allow speedier recovery of CIS Air's investment. The ability to renew leases or to sell the aircraft owned by CIS Air is dependent upon among other factors: (a) general economic and market conditions at lease end;
(b) regulatory changes; (c) cost to refurbish the asset, (d) technological changes; (e) any cost required to conform the aircraft to future Stage 3 noise restrictions; and (f) competition. It is possible that CIS Air may therefore not realize the residual value anticipated or alternatively it may only be able to re-lease assets at lower lease rates.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

FINANCE BUSINESS

The Company diversified into real estate financing as an extension of its historical aircraft and equipment financing business. On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement (the "Emmes Agreement") with Emmes Investment Management Co. LLC ("Emmes") to provide up to $8 million to be invested in high-yield, short-term financing for commercial real estate transactions. At May 31, 1999, the Company's investment in such transactions was approximately $862,000. Due to increased availability of real estate financing from more traditional sources that makes the financing structured by Emmes less rewarding, the Company does not anticipate making substantial additional investments under the Emmes Agreement in the near future. Changes in market conditions however, may result in additional investments.

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

EQUIPMENT LEASING BUSINESS

In August 1999, the Company announced that its subsidiary, CIS Corporation would no longer enter into new equipment leases. Additionally, the Company has sold a substantial portion of its remaining lease portfolios. The Company has retained certain leases in its portfolio and will continue to administer those for as long as is economically advantageous for it to do so.

ELECTRONIC EXECUTION PORTAL BUSINESS

On August 8, 1999, the Company announced that the Board of Directors had authorized the Company to focus on developing and commercializing the Electronic Execution Portal Business. Through its newly created subsidiary, CIS Portal Corporation, a New York corporation, the Company will design, develop and market an Internet-based software interface service, the "Electronic Execution Portal Business". The Electronic Execution Portal will allow institutional securities traders and buy-side personnel to find the best prices for their trades on a real-time basis and to route their trades to the best priced settlement facility through Internet-based direct access to various trading platforms. The Company intends that the Electronic Execution Portal will automate essentially all steps of the trading process across various trading platforms. The Electronic Execution Portal, in its current formulation, will be designed to support an existing trading environment and to interface with virtually any trading system via Internet-based direct access. The Company envisions that users will benefit not only from the ability to find prices efficiently on a real-time basis, but also from the elimination of paper flow, double entry of data and redundant terminals. The Company believes that these benefits will reduce trading risks and errors while more efficiently managing the trading process.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

CUSTOMERS AND MARKETING

The Company obtains its customers from many sources including in-house sales, brokers, vendor relationships and advertising. The Company's management believes that its business is not dependent on any single customer or any single source for the engines marketed by the Company. One customer in fiscal 1999 accounted for 18.5% of the Company's revenues.

In connection with the establishment of the Electronic Execution Portal Business, the Company may seek to engage in strategic market relationships with other vendors, brokers, dealers or other market participants. There can be no assurance, however, that the Company will be able to establish the necessary strategic market relationships, or, if such relationships are established, that they will be successful.

The market for Internet-based trading facilitation services, such as the Electronic Execution Portal, is in its initial stage of development. Demand and market acceptance for newly introduced, Internet-based products and services are subject to a high level of uncertainty. Sales of the Electronic Execution Portal service will depend on the Company's ability to successfully develop and market the Electronic Execution Portal and to attract institutional users. Demand for the Electronic Execution Portal will depend on target users adopting the Internet as a preferred method for facilitating securities trades. The Company plans to devote a significant amount of its administrative, operational, financial and other resources over the next twelve month period to product and market development.

The technologies and computer programs associated with the Electronic Execution Portal system are in development and have not been subject to real-world performance conditions. There can be no assurance that the Electronic Execution Portal system will ultimately function as the Company envisions.

FINANCING

The Company's financing strategy had been primarily to use its own capital, periodically sell leases to selected institutions on a non-recourse basis, and develop relationships with financial organizations to provide lease financing on a recourse and non-recourse basis. The Company's decision to discontinue origination of new leases will reduce this source of financing going forward.

The Company also has a secured, revolving loan agreement with another institution to provide lease and inventory financing for aircraft engines for CIS Air in the amount of $10,000,000. The facility bears interest at prime plus 1/4% and expires in December 2000.

The Company's expansion into a new line of business may place significant demands on its current financial resources. The Company may need to arrange for additional financing to aid in the development and commercialization of the Electronic Execution Portal.

CONCENTRATION OF CREDIT RISK

The Company extends credit through financing and leasing transactions to its customers located both within and outside the United States. The underlying collateral secures the financing of direct financing and operating leases.

The Company's notes receivable balance of $3,205,000 at May 31, 1999, is with two companies in the airline industry. Thus, the Company is directly affected by the well being of these two companies and the airline industry in general. The credit risk associated with these customers is mitigated by the Company's policy requiring collateral on all airline transactions; however a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

COMPETITION

The Company competes with other companies in each aspect of its business.

The aircraft leasing industry is competitive and the success of any lessor is dependent upon many factors (See "Air Group Business"). The Air Group Business competes with distributors, leasing companies, financial institutions and other parties engaged in leasing, managing, and marketing engines. Such competitors may lease or sell engines at lower rates or prices than CIS Air and provide benefits, such as engine management programs and support services, which CIS Air cannot provide.

The Electronic Execution Portal Business may face competition from systems developed by other, much larger companies and its success may depend on the ability of the Company to position itself as the preferred Internet-based trading facilitation service provider for institutional users. This, in turn, will depend on the speed with which the Company can develop and commercialize the Electronic Execution Portal to its target users. Larger competitors may have access to greater resources or better technology.

The Company's continued ability to compete effectively is also materially affected by its ability to attract and retain well-qualified personnel and by the availability of financing at competitive interest rates. Many of the Company's competitors have substantially greater financial resources, economies of scale and lower capital costs than the Company and, as a result, no assurance can be given that the Company will be successful in operating profitably or in obtaining access to competitive capital sources or other means of financing its product development.

The Company believes it competes primarily on the basis of price, capability to meet customer needs, flexibility in structuring transaction terms, reliability in meeting commitments and the degree of knowledge and competence of key employees and advisors.

PROPRIETARY RIGHTS

The Company currently has no patents or registered trademarks. The Company utilizes software licensed from third parties for certain of its financing and leasing operations. In connection with the Electronic Execution Portal Business, the Company believes that its success and ability to compete will be dependent on the development of related proprietary technologies. These proprietary technologies will require the Company to secure patents and trademarks to protect its systems and services.

EMPLOYEES

As of June 30, 1999, the Company had 18 full-time employees, none of whom were employed under a collective bargaining agreement. Ten of these employees worked in administration, and eight were engaged in sales and sales support. Of the employees engaged in sales and sales support, three were marketing representatives who are compensated substantially on a commission basis. As of August 30, 1999, eight of the Company's employees had received notices of termination. The Company has hired a managing director for its new Electronic Execution Portal Business. The Company anticipates adding 10 employees for its Electronic Execution Portal Business phased in over the first year of development.

ITEM 2.   PROPERTIES

The Company's executive offices are located in New York, New York. The Company maintains offices located in Syracuse, New York and in Los Angeles, California. The Company leases these offices, which

CONTINENTAL INFORMATION SYSTEMS CORPORATION AND ITS
SUBSIDIARIES
 -------------------------------------------------------------------------------

occupy approximately 12,000 square feet,under short-term leases for an aggregate monthly rental of approximately $20,000.

ITEM 3.   LEGAL PROCEEDINGS

The Company has been engaged in litigation with the former owners and executives of its discontinued LaserAccess business. The complaint, as amended, sought damages for various claims, including defamation. This litigation was settled in June 1999. In consideration of a cash payment, the Company received a complete release of all claims against it and released all claims against the owners and executives. As a result, all litigation pending between the parties was dismissed with prejudice. The Company had previously reserved amounts believed sufficient to cover the estimated settlement cost. The actual settlement was for less than the amount reserved and the Company has reversed to income from discontinued operations the excess of such accrual or $1,086,000, after taxes.

On June 1, 1999, CIS Air commenced an action against EastWind Airlines, Inc. seeking $840,329 in damages resulting from EastWind's failure to pay monies owed under a lease of one Boeing-737 Aircraft and two jet engines. On July 20, 1999, EastWind answered the complaint and denied liability. Thereafter, CIS moved to amend its complaint to seek $1,325,261 in damages for the aircraft lease arrearage and $287,500 for monies owed under these leases, each lease being for one commercial jet engine. The amendment also seeks to add EastWind's corporate parent, UM Holdings, Inc. as a party defendant responsible to pay whatever liability is assessed against EastWind. The Company also filed suit in the Superior Court of Guilford County, North Carolina for return of the aircraft and engines. The Company has reached agreement with Eastwind for return of the aircraft and engines, without prejudice to its monetary claims. As the market value of the aircraft is less than its carrying value, failure to collect on the monetary claim against Eastwind would result in a loss.

CIS Air is currently in litigation with Interglobal, Inc. ("Interglobal") and Aero California S.A. de C.V. ("Aero California") in the Superior Court of the State of California for the County of Orange. Aero California and Interglobal filed separate actions on April 13 and 14, 1999 seeking damages for an alleged breach of warranty of merchantability for an aircraft which Interglobal leased to Aero California on an "as is - where is" basis and for an alleged breach of contract for failing to negotiate in good faith to sell a second aircraft to Interglobal. CIS filed a cross-complaint against Aero California seeking to recover lease and maintenance payments which have not been made and against Interglobal for the accelerated amount due on the note and to foreclose on certain security pledged to secure the debts. The cases were consolidated. On July 1, 1999, the court found that CIS' claims are probably valid and issued a right to attach order permitting the marshal to seize assets of Interglobal and Aero California to secure the debt. The parties are currently engaged in settlement negotiations, but no agreement has been reached.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth quarter of its fiscal year.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock trades on the Nasdaq Small-Cap Market under the symbol CISC. The high and low bid information for the last two fiscal years is as follows:


                           August 31        November 30       February 28          May 31
                          ---------        ------------       -----------          ------
                         First Quarter    Second Quarter     Third Quarter      Fourth Quarter
                         -------------    --------------     --------------     --------------
                         Low      High    Low       High     Low       High     Low      High
                         ---      ----    ---       ----     ---       ----     ---      ----
Fiscal Year ended
May 31, 1999            $ 1.53   $ 2.19  $ 1.25    $ 1.875  $ 1.125   $  1.75  $  1.22   $ 1.47

Fiscal Year ended
May 31, 1998            $ 2.13   $ 3.25  $ 2.50    $  3.56  $  2.13   $  2.94  $  2.16   $ 3.00


As of June 30, 1999, there were 1,289 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date and the Company does not anticipate paying a dividend in the foreseeable future, as the Board of Directors intends to retain earnings for use in the business. Any future determination of dividends will depend upon any dividend restrictions applicable to the Company, the Company's financial condition, the Company's results of operations and such other factors, as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA:

The following table sets forth a summary of selected consolidated financial data for the Company and its Subsidiaries as of the dates and for each of the periods stated. To distinguish between the operations of the Company after reorganization (sometimes referred to as the "Reorganized Company") and operations prior to reorganization, the term "Predecessor Company" will be used when reference is made to the pre-reorganization periods. Due to the application of "Fresh Start" accounting as of November 30, 1994 (the "Fresh Start Date"), the financial data as of and for the fiscal year ended May 31, 1995 is presented in two parts: the six month period commencing after October 1, 1994 and ending May 31, 1995 and the six month period ending on the Fresh Start Date, which was the end of the Predecessor Company's second fiscal quarter.

This information should be read in conjunction with the Company's historical consolidated financial statements, the related notes, and the other information contained herein, including the information set forth in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." The financial data for the Reorganized Company is generally not comparable to the financial data for the Predecessor Company due to the application of "Fresh Start" accounting upon emergence from Chapter 11 pursuant to the Plan of Reorganization.

CONTINENTAL INFORMATION SYSTEMS CORPORATION AND ITS
SUBSIDIARIES
-------------------------------------------------------------------------------

                                                                            (Dollars in thousands except per share amounts)

                                                                                                                PREDECESSOR
                                                                    REORGANIZED COMPANY                           COMPANY
                                                 ----------------------------------------------------------  -----------------

                                                               FISCAL YEAR ENDED
                                                               -----------------
                                                                                               FOR THE SIX     FOR THE SIX
                                                     MAY 31,                                   MONTHS ENDED    MONTHS ENDED
                                                 1999         1998         1997         1996   MAY 31, 1995  NOVEMBER 30, 1994
                                                 ----         ----         ----         ----   ------------  -----------------

PERIOD DATA:
Total Revenues                                $  16,856    $  18,419    $  26,233    $  24,997    $  11,762    $  25,707
Costs and expenses                               19,321       17,441       23,453       23,611        9,529       17,501
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing
    operations before reorganization
    items, income, taxes, fresh start
    adjustments and extraordinary item           (2,465)         978        2,780        1,386        2,233        8,206
Reorganization items                               --           --           --           --           --          8,945
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
     before income taxes, fresh start
     adjustments and extraordinary item          (2,465)         978        2,780        1,386        2,233       17,151
Income taxes                                      5,448          371        1,056          526          849           45
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) from continuing operations
      before fresh start adjustments and
      Extraordinary item                         (7,913)         607        1,724          860        1,384       17,106
Income (loss) from discontinued
      operations, net of tax                      1,086       (5,980)        (638)        (794)      (2,997)      (4,882)
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before fresh start
     adjustments and extraordinary item          (6,827)      (5,373)       1,086           66       (1,613)      12,224
Fresh start adjustments                            --           --           --          --            --         (3,264)
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item          (6,827)      (5,373)       1,086           66       (1,613)       8,960
Extraordinary item-Forgiveness of debt             --           --           --          --            --         96,317
                                              ---------    ---------    ---------    ---------    ---------    ---------
Net income (loss)                             $  (6,827)   $  (5,373)   $   1,086    $      66    $  (1,613)   $ 105,277
                                              ---------    ---------    ---------    ---------    ---------    ---------
                                              ---------    ---------    ---------    ---------    ---------    ---------
BASIC AND DILUTED NET INCOME (LOSS)
     PER COMMON SHARE:
Income from continuing operations             $   (1.14)   $     .09    $     .24    $    .12     $     .20
Income (loss) from discontinued operations         0.15         (.86)        (.09)       (.11)         (.43)
                                              ---------    ---------    ---------    --------     ---------
            Net income (loss)                 $   (0.99)   $    (.77)   $     .15    $    .01     $    (.23)
                                              ---------    ---------    ---------    --------     ---------
                                              ---------    ---------    ---------    --------     ---------


NOTE: Net income (loss) per share data is not presented for Predecessor Company due to the general lack of comparability as a result of the revised capital structure of the Reorganized Company.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------



                                              (Dollars in thousands)

BALANCE SHEET DATA
(AT PERIOD END):          MAY 31, 1999       MAY 31, 1998      MAY 31, 1997       MAY 31, 1996         MAY 31, 1995
                          ------------       ------------      ------------       ------------         ------------


Total assets                $ 35,344         $   45,202        $   42,986        $   52,881         $    41,130
Liabilities                   13,268             16,242             8,385            19,428               7,743
Shareholders' equity          22,076             28,960            34,601            33,453              33,387




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

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development and acquisition plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the commercial aircraft industries; risks described above attendant to the Company's Electronic Execution Portal Business, the risks attendant to real estate finance generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments; pricing pressures which could affect demand for the Company's services; changes in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

                              RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUES
For the three fiscal years being reviewed, total revenues decreased to $16.8 million in fiscal 1999 from $18.4 million in fiscal 1998, while decreasing from $26.2 million in fiscal 1997. Equipment sales followed the same pattern, decreasing to $7 million in fiscal 1999 from $10.8 million in fiscal 1998, and decreasing from $16.4 million in fiscal 1997. With the discontinuation of lease originations in August, 1999, equipment sales are expected to be immaterial in fiscal 2000. The significant decrease (35.1%) in sales during the fiscal year 1998 is in part due to the sale of the Telecommunications Business Unit on August 31, 1997. Additionally, sales of equipment in conjunction with the Leasing Business Unit's trading activity decreased for the fiscal year 1998 because of a greater focus on lease originations. Sales by Air Group decreased by $3.9 million for the current fiscal year. The average selling price was much lower during the current period as a result of slightly older engines sold in fiscal 1999 as compared to fiscal 1998. Air group revenues increased by $2.0 million in 1998 as compared to fiscal 1997.

Equipment rentals and income from direct financing leases increased to $8.3 million in fiscal 1999 from $5.4 million in fiscal 1998 and from $5.0 million in fiscal 1997. The increase in fiscal 1999 is chiefly attributable to an increase in Leasing Group and Air Group rentals to the extent of approximately $3 million and $1 million respectively for the fiscal year 1999. Also an increase in net investment in direct finance leases made in fiscal 1998 fourth quarter contributed to the increase in fiscal 1999 as only 3 months income was recorded in fiscal 1998 as compared to 12 months in fiscal 1999.

Interest, fees and other income decreased to $1.2 million in fiscal 1999 from $2.1 million in fiscal 1998, and from $1.9 million in fiscal 1997. The decrease in fiscal 1999 is principally due to decline in Equipment Management Income fee and other fee income for CIS Air as a result of the suspension of management fees from the Jet Stream Partnerships in fiscal 1999 to $170,000 as compared to $637,000 in fiscal 1998.

COSTS AND EXPENSES
Costs and expenses increased to $19.3 million in fiscal 1999 from $17.4 million in fiscal 1998 and decreased from $23.4 million in fiscal 1997. Cost of Sales decreased to $6.4 million in fiscal 1999 from $9.6 million in fiscal 1998 and from $13.5 million in fiscal 1997. The decrease is a direct result of the 35.1% decrease in sales. Significant decrease in cost of sales occurred in CIS Air to the extent of $3.5 million in fiscal 1999. Cost of sales as a percentage of sales for the fiscal years ended May 31, 1999, 1998 and 1997 was 91.0%, 88.1% and 81.9%, respectively. These variances are directly related to the results of operations of the Air Group Business Unit and reflect the competitive conditions in the used engine marketplace. Revenues and earnings from the aircraft business are likely to continue to vary quarter-to-quarter, based on a number of factors, including the volume of transactions and the age of engines. In fiscal 1999 the average selling price was lower due to the cyclical nature of the market environment and slightly older engines.

Depreciation of rental equipment increased to $5.4 million in fiscal 1999 from $2.6 million in fiscal 1998 and from $2.1 million in fiscal 1997. This increase is directly related to the addition of $7.6 million in rental equipment in March 1998 resulting in an increase in depreciation of $2.2 million in fiscal 1999.

Interest expense increased to $513,000 in fiscal 1999 from $438,000 in fiscal 1998 and decreased from $670,000 in fiscal 1997. These variances reflect the changes in the average debt outstanding during the respective periods. In fiscal 1999 $1.6 million debt was paid off in conjunction with an equipment sale.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

Other operating expenses increased to $2,195,000 in fiscal 1999 from $922,000 in fiscal 1998 and from $1,207,000 in fiscal 1997. These expenses, which are principally related to leased equipment, will vary from period to period based on the timing and volume of leasing transactions. In fiscal 1999, an inventory write off of $719,000 and a bad debt expense of $200,000 were due to the bankruptcy of Geotek, a large lessee of the Company; CIS Air sublease expense was $460,000 for 1999 as compared to $180,000 for 1998, and operating incentives was $225,000 for 1999 as compared to $204,000 for 1998, which contributed to the increase in the other operating expenses. With the discontinuation of lease originations in August, 1999, operating expenses associated with leased equipment are expected to be immaterial in fiscal 2000.

Selling, general and administrative expenses increased to $4,783,000 in fiscal 1999 from $3,957,000 in fiscal 1998 and decreased from $5,946,000 in fiscal 1997. The increase in fiscal 1999 is due to payments made for state franchise taxes in the amount of $675,000. These decreases in 1998 were principally due to cost containment efforts and staff reductions between the periods.

INCOME TAXES
For the fiscal years ended May 31, 1999, 1998 and 1997, a provision for deferred income tax expense on income from continuing operations, was recorded in the amounts of $5,414,000, $371,000 and $1,056,000, respectively. For the fiscal years ended May 31, 1998 and 1997, a deferred income tax benefit on income from discontinued operations was recognized in the amounts of $371,000 and $390,000, respectively offsetting the related expenses.

In connection with applying "Fresh Start" accounting upon its reorganization in bankruptcy, the Company had recognized deferred tax assets of approximately $5 million, net of valuation allowance of $7 million, relating principally to net operating loss (NOL) carryforwards. The Company recognized additonal deferred tax assets as a result of subsequent net operating losses. The value of these deferred tax assets is dependent on the Company generating future operating earnings, the income taxes on which would be offset by the Company's NOL carryforwards. The Company provided a full valuation allowance for these deferred tax assets as of May 31, 1999, since, in management's opinion, the future realizability of the deferred tax assets is uncertain in light of its actual operating results since reorganization. This action does not inmpair the availability of the NOL carryforwards to offset the future operating earnings. The pre-reorganization NOL carryforwards expire during the years 2004 to 2010. Utilization of the pre-reorganization NOL carryforwards is limited to approximately $2 million per year. The Company periodically reviews the adequacy of the valuation allowance for NOL carryforwards and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

DISCONTINUED OPERATIONS

On May 29, 1998, the Company announced its decision to discontinue and liquidate its LaserAccess laser printing business. The Company recorded a provision of $4,955,000 in the quarter ended May 31, 1998, relative to the disposal of LaserAccess' assets, including the write-off of goodwill in the amount of $3,258,000, and other charges related to the discontinuance of the business unit. See "ITEM 3. LEGAL PROCEEDINGS" for a discussion of litigation related to LaserAccess. As a result of the settlement of this litigation, the Company reversed previously recorded accruals in the amount of $1,086,000, net of taxes, representing the amount by which the Company's reserves exceeded the amount of the settlement.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

A summary of the results of operations of the discontinued LaserAccess Business Unit follows (in thousands):


                                                                     YEAR ENDED MAY 31,
                                                               -----------------------------

                                                                  1999      1998        1997
                                                               -------    -------    -------

Revenues                                                       $  --      $ 4,281    $ 5,068
Costs and expenses                                                --        5,677      6,209
                                                               -------    -------    -------
Loss from discontinued operations                                 --       (1,396)    (1,141)
Income (loss) on disposal of discontinued operations             1,086     (4,955)        --
                                                               -------    -------    -------
Income (loss) before benefit for income taxes                    1,086     (6,351)    (1,141)
Income tax benefit                                                --         (371)      (433)
                                                               -------    -------    -------
Net income (loss) from discontinued operations                 $ 1,086    $(5,980)   $  (708)
                                                               -------    -------    -------
                                                               -------    -------    -------

EQUIPMENT LEASING BUSINESS

In August 1999, the Company announced that its subsidiary, CIS Corporation would no longer enter into new equipment leases. Additionally, the Company has sold a substantial portion of its remaining lease portfolios. The Company will continue to administer its remaining leases for as long as is economically advantageous for it to do so.

                         LIQUIDITY AND CAPITAL RESOURCES

OPERATING ACTIVITIES

Cash provided by operations for the fiscal year ended May 31, 1999 of $842,000 was composed of cash from continuing operations of $957,000 with $115,000 being used in discontinued operations. Cash provided by continuing operations for the fiscal year ended May 31, 1998 was $9.0 million and cash used in continuing operations for the fiscal year ended May 31, 1997, was $2.0 million. In fiscal 1999 deferred lease revenues had a negative impact of $3.3 million on cash flows as compared to positive cash flow of $5.9 million in fiscal 1998. An increase of inventory levels of $3.2 million had a negative effect on cash flow for 1999. A decrease in inventory levels of $720,000 had a positive effect on cash flows in fiscal 1998, where as an increase in inventory levels of approximately $3.6 million had a negative effect on the cash flows in fiscal 1997 as compared to fiscal 1998. The significant increase in cash provided by continuing operations for the fiscal year 1998 was primarily due to deferred lease revenue of $5.9 million generated by prepaid lease transactions. The proceeds were used to purchase rental equipment.

INVESTING ACTIVITIES

Purchases of rental equipment decreased to $4.3 million in fiscal 1999 from $23.8 million in fiscal 1998 and from $11.4 million in fiscal 1997. During fiscal 1999 rental equipment was purchased by CIS Air, consisting of engines for lease. During fiscal 1999 net proceeds from mortgage participation notes amounted to $850,000, whereas during the fiscal 1998 period, the Company invested approximately $1.3 million in mortgage participation notes under the Emmes Agreement. Net cash provided by investing activities in fiscal 1999 amounted to $1.1 million as compared to net cash used in investing activities during fiscal 1998 in the amount of $15.0 million. Net cash provided by investing activities was $15.5 million for fiscal 1997. The decrease in fiscal 1998 reflects additional equipment acquired with the proceeds of the prepaid lease transactions,proceeds from the sale of equipment subject to leases, and the purchase of rental equipment. In fiscal 1997,

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

significant cash was generated by two sales of equipment subject to lease in the aggregate amount of $8.7 million in the second and third quarters. In addition to the cash payments and a short-term note of approximately $560,000, the buyer assumed approximately $12.8 million of the Company's related outstanding non-recourse lease rental borrowings and approximately $379,000 of the Company's related outstanding recourse lease rental borrowings were paid off. The sales of this leased equipment accelerated the earnings and cash flow from the leases, which would have been received over time, into the second and third quarters of the 1997 fiscal year.

FINANCING ACTIVITIES

Proceeds from lease, bank and institution financings for the fiscal years ended May 31, 1999, 1998 and 1997, were $17.5 million, $14.1 million and $8.2 million, respectively, while payments on lease, bank and institution financings for the fiscal years ended May 31, 1999, 1998 and 1997, were $16.8 million, $12.7 million and $17.3 million, respectively.

On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot repurchase program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the Nasdaq Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company repurchased from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. In February 1999, the Company announced that its Board of Directors had authorized the expenditure of an additional $500,000 for the repurchase of its common stock. The Company will hold all repurchased shares of common stock in its treasury. As of May 31, 1999, approximately 217,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $463,000.

The Company expects that operations will generate sufficient cash to meet its operating expenses and current obligations for the foreseeable future. The Company has a revolving loan agreement (the "CIS Air Loan Facility") with an institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At May 31, 1999, $7,515,000 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4% and expires in December 2000. A revolving loan agreement to provide inventory financing in the amount of $2,500,000, for the discontinued LaserAccess laser printing business was terminated on July 31, 1998. At May 31, 1998, $428,000 of this facility was being utilized; this outstanding balance was paid in full by July 31, 1998. In 1998, the Company had invested approximately $10.9 million in capital (equity and intercompany advances) in the Air Group Business, which has invested those funds in aircraft and aircraft engines. The Company's ability to invest in other activities is constrained by its ability to upstream funds from CIS Air, which is limited by certain covenants in the CIS Air Loan Facility.

The Company has authorized in its first year of development the expenditure of $3 million in start up operating expenses for its Electronic Execution Portal Business. During such period the Company does not anticipate generating any revenue in connection with such business. The Company currently has adequate funds on hand to finance such activities. There can be no assurance that additional funds will not be

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

necessary to continue the operation prior to revenue being generated. The Company may need to finance such additional expenses or may seek to issue debt or equity securities. Alternatively, the Company may choose to seek outside strategic investors in return for equity stakes in its portal subsidiary.

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

The Company engaged in a review of the software and information systems it uses in an effort to determine whether it or its operations may be materially adversely affected by this so-called "Year 2000" conversion. As a result of that review, the Company upgraded and replaced its hardware systems with systems that are Year 2000 compliant. In addition, the Company has completed conversion to the updated release of its vendor's lease billing software and new accounting software, which are year 2000 compliant. The Company has inquired of, and generally obtained the assurances of, the providers of such software with respect to its being Year 2000 compliant. Based on its review the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will cause any material disruptions, malfunctions or failures of its business. However, no assurances can be given that such review uncovered every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

With respect to assets other than its computer hardware and software systems, the Company is aware that some of the equipment it leases may have embedded technology that is not Year 2000 compliant. Under the terms of the leases, however, the Company is not responsible for the maintenance and repair of this equipment, and the leases are non-cancelable. Failure to achieve Year 2000 compliance may materially adversely affect the residual value of such equipment. No assurance can be given that such decrease in residual value would not have a material adverse effect on the Company's business or results of operations. The Company has concluded its review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a materially adverse effect on the Company or its operations. As part of this review, the Company has obtained assurances from each of such parties, whose dealings with

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interfere with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the information obtained by the Company is accurate from such parties so as such to determine whether it may be materially adversely affected by the software or systems of such parties.

The Company currently believes that its systems will be Year 2000 compliant during the remainder of 1999 and therefore has not developed a contingency plan. Nevertheless, the Company will maintain an ongoing effort to recognize and evaluate potential exposure relating to the Year 2000 conversion arising from its use of software supplied by other parties or its dealings with other parties. The total cost to the Company of these Year 2000 compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year.


NEW ACCOUNTING PRONOUNCEMENT, ISSUED BUT NOT YET EFFECTIVE

On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (FAS 133). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (June 1, 2001 for the Company). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company does not presently have derivative instruments and does not believe that the adoption of FAS 133 will have a significant impact on its earnings or statement of financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

The Company is exposed to risks associated with interest rate changes. The Company does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At May 31, 1999, the Company's total outstanding debt consisted of a secured, revolving loan facility in the amount of $7,515,000. The facility has a floating interest rate of prime plus 1/4% and expires in December 2000. If interest rates were to rise dramatically, the cost of servicing this loan would also increase. Based on weighted average borrowings outstanding under the credit facility during fiscal year 1999, a 1/8 percentage point change in the weighted average interest rate would have caused the interest expense to increase or decrease by approximately $6,000.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Financial Statements:                                             PAGE
                                                                           ----

         (a) (1)   Financial Statements
                   Report of Independent Accountants                         19

                   Consolidated Balance Sheets
                   May 31, 1999 and 1998                                     20

                   Consolidated Statements of Operations
                         Years ended May 31, 1999, 1998 and 1997             21

                   Consolidated Statements of Shareholders' Equity
                         Years ended May 31, 1999, 1998 and 1997             22

                   Consolidated Statements of Cash Flows
                         Years ended May 31, 1999, 1998 and 1997             23

                   Notes to the Consolidated Financial Statements          24-37

             (2)   Financial Statement Schedules
                        Valuation and Qualifying Accounts (Schedule II)      38

                   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders of Continental Information Systems Corporation

In our opinion, the consolidated financial statements listed in the accompanying index on page 18 hereof present fairly, in all material respects, the financial position of Continental Information Systems Corporation and its subsidiaries (the "Company") at May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when considered in relation to the basic consolidated financial statements taken as a whole. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP


August 18, 1999
Syracuse, New York

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS

----------------------------------------------------------------------------------------
                                                                          May 31,
----------------------------------------------------------------------------------------
                                                                    1999           1998
                                                                    ----           ----

Assets:
Cash and cash equivalents                                         $  5,800       $  3,211
Accounts receivable, net of allowance for doubtful
      accounts of $352 and $76 at May 31, 1999 and 1998                304            636
Notes receivable (Note 3)                                            3,205          6,870
Investment in mortgage participation notes (Note 4)                    862          1,522
Inventory                                                            6,961          3,755
Net investment in direct financing leases (Note 5)                   4,807          4,658
Rental equipment, net (Note 6)                                      11,818         18,118
Property, plant and equipment, net (Note 7)                            375            398
Other assets                                                         1,212            620
Deferred tax assets (Note 12)                                         --            5,414
                                                                  --------       --------
           Total assets                                           $ 35,344       $ 45,202
                                                                  --------       --------
                                                                  --------       --------
Liabilities and Shareholders' Equity:
Liabilities:
Accounts payable and other liabilities                            $  1,852       $  1,058
Discounted lease rental borrowings (Note 8)                            207          2,594
Note payable to institution (Note 9)                                 7,515          4,429
Net liabilities of discontinued operations (Note 2)                    984          2,185
Deferred lease revenue                                               2,710          5,976
                                                                  --------       --------
           Total liabilities                                        13,268         16,242
                                                                  --------       --------

Commitments and Contingencies (Notes 2, 3, 14 and 17)

Shareholders' Equity:
Commonstock, $.01 par value; authorized 20,000,000 shares at
     May 31, 1999 and 1998; issued 7,101,668 shares at
     May 31, 1999 and 1998 (Notes 10 and 11)                            71             71
Additional paid-in capital                                          35,129         35,129
Accumulated deficit                                                (12,661)        (5,834)
                                                                  --------       --------
                                                                    22,539         29,366
Treasury stock, at cost:216,824 shares at May 31, 1999,
      162,608 shares at May 31, 1998 (Note 10)                        (463)          (406)
                                                                  --------       --------
           Total shareholders' equity                               22,076         28,960
                                                                  --------       --------
           Total liabilities and shareholders' equity             $ 35,344       $ 45,202
                                                                  --------       --------
                                                                  --------       --------
-----------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
IN THOUSANDS (EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------
                                                                            YEARS ENDED MAY 31,
--------------------------------------------------------------------------------------------------------
                                                                    1999           1998           1997
                                                                  --------       --------       --------
Revenues:
Equipment sales                                                   $  7,044       $ 10,855       $ 16,480
Equipment rentals                                                    7,276          4,666          3,829
Income from direct financing leases                                  1,040            760          1,188
Gain from sale of equipment subject to lease                           318             78          2,816
Interest, fees and other income                                      1,178          2,060          1,920
                                                                  --------       --------       --------
                                                                    16,856         18,419         26,233
                                                                  --------       --------       --------
Costs and Expenses:
Cost of sales                                                        6,407          9,566         13,500
Depreciation of rental equipment                                     5,423          2,558          2,130
Interest expense                                                       513            438            670
Other operating expenses                                             2,195            922          1,207
Selling, general and administrative expense                          4,783          3,957          5,946
                                                                  --------       --------       --------
                                                                    19,321         17,441         23,453
                                                                  --------       --------       --------
(Loss) income from continuing operations before income taxes        (2,465)           978          2,780
Provision for income taxes                                           5,448            371          1,056
                                                                  --------       --------       --------
(Loss) income from continuing operations                            (7,913)           607          1,724
                                                                  --------       --------       --------
Discontinued Operations (Note 2):
 Loss from discontinued operations, net of taxes                      --           (1,025)          (638)
 Income (loss) on disposal of discontinued operations                1,086         (4,955)          --
                                                                  --------       --------       --------
Income (loss) from discontinued operations                           1,086         (5,980)          (638)
                                                                  --------       --------       --------
Net (loss) income                                                 $ (6,827)      $ (5,373)      $  1,086
                                                                  --------       --------       --------
                                                                  --------       --------       --------
Basic and diluted net (loss) income per share (Note 1):
      (Loss) income from continuing operations                    $  (1.14)      $    .09       $    .24
      Income (loss) from discontinued operations                       .15           (.86)          (.09)
                                                                  --------       --------       --------
           Net (loss) income                                      $   (.99)      $   (.77)      $    .15
                                                                  --------       --------       --------
                                                                  --------       --------       --------
Weighted average number of shares of common stock outstanding        6,922          6,984          7,008
                                                                  --------       --------       --------
                                                                  --------       --------       --------
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
IN THOUSANDS (EXCEPT NUMBER OF SHARES)
------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Shareholders' Equity
                                     ------------------------------------------
                                                     Additional                                       Treasury           Common
                                       Common         Paid-In       Accumulated       Treasury         Common            Shares
                                       Stock          Capital         Deficit           Stock          Shares            Issued
                                     ----------      ----------     -----------       ----------      ----------       ----------

Balance - May 31, 1996               $       70      $   34,930      $   (1,547)            --              (960)       7,000,000
      Net income                           --              --             1,086             --              --               --
      Stock options exercised              --                33            --               --              --             16,667
      Stock issued as
          compensation                     --                29            --               --              --             15,000
                                     ----------      ----------      ----------       ----------      ----------       ----------
Balance - May 31, 1997                       70          34,992            (461)            --              (960)       7,031,667
      Net loss                             --              --            (5,373)            --              --               --
      Acquisition of
          treasury shares                  --              --              --                406        (161,648)            --
        Stock options exercised               1             137            --               --              --             70,001
                                     ----------      ----------      ----------       ----------      ----------       ----------
Balance - May 31, 1998                       71          35,129          (5,834)             406        (162,608)       7,101,668
        Net loss                           --              --            (6,827)            --              --               --
        Acquisition of
          treasury shares                  --              --              --                 57         (54,216)            --
                                     ----------      ----------      ----------       ----------      ----------       ----------
Balance - May 31, 1999               $       71      $   35,129      $  (12,661)      $      463         216,824        7,101,668
                                     ----------      ----------      ----------       ----------      ----------       ----------
                                     ----------      ----------      ----------       ----------      ----------       ----------


The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
IN THOUSANDS (EXCEPT NUMBER OF SHARES)
------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------------
                                                                                         YEARS ENDED MAY 31,
---------------------------------------------------------------------------------------------------------------------
                                                                                  1999             1998          1997
                                                                                  ----             ----          ----
Cash flows from operating activities:
Net (loss) income                                                         $    (6,827)       $   (5,373)    $    1,086
Less:  Income (loss) from discontinued operations                               1,086            (5,980)          (638)
                                                                         --------------      -----------   ------------
        Income (loss) from continuing operations                               (7,913)              607          1,724
                                                                          ------------      -----------     ----------
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
        Gain on sale of equipment subject to lease                               (318)              (78)        (2,816)
        Write off of equipment                                                    719
        Depreciation and amortization expense                                   5,522             2,765          2,557
        Effect on cash flows of changes in:
            Accounts receivable                                                   332             1,111           (557)
            Notes receivable                                                    3,665            (1,776)        (1,637)
            Inventory                                                          (3,206)              720         (3,607)
            Other assets                                                         (596)             (284)         1,604
            Accounts payable and other liabilities                                794               (58)           (40)
            Deferred lease revenue                                             (3,266)            5,877              -
            Deferred tax assets                                                 5,414                 -            666
            Other                                                                (190)              148            114
                                                                          -----------        ----------    -------------
                                                                                8,870             8,425         (3,716)
                                                                          -----------       -----------     -----------
           Net cash provided by (used in) continuing operations                   957             9,032         (1,992)
           Net cash used in discontinued operations                              (115)             (942)          (794)
                                                                         --------------     ------------   ------------
             Net cash provided by (used in) operating activities                  842             8,090         (2,786)
                                                                         ----------------   -----------     -----------
Cash flows from investing activities:
Proceeds from sale of equipment subject to lease                                2,498             4,321         20,877
Proceeds from sale of other leased equipment                                      721             3,828          3,763
Proceeds from sale of Telecommunications Business Unit assets                       -               895              -
Purchase of rental equipment                                                   (4,314)          (23,833)       (11,432)
Purchase of property and equipment                                                (76)             (404)           (15)
Collections of rentals on direct financing leases net of
 amortization of unearned income                                                1,426             1,525          2,336
Proceeds of (investment in) mortgage participation notes                          850            (1,299)             -
                                                                         -------------      -----------    -----------
            Net cash provided by (used in) investing activities                 1,105           (14,967)        15,529
                                                                          ------------        -----------    ----------
Cash flows from financing activities:
Proceeds from lease, bank and institution financings                           17,453            14,098          8,222
Payments on lease, bank and institution financings                            (16,754)          (12,709)       (17,326)
Purchase of treasury stock                                                        (57)             (406)             -
Proceeds from exercise of stock options                                             -               137             33
                                                                         -------------      -----------    -------------
            Net cash provided by (used in) financing activities                   642             1,120         (9,071)
                                                                         ---------------   -------------   ------------
            Net increase (decrease) in cash and cash equivalents                2,589            (5,757)         3,672
Cash and cash equivalents at beginning of period                                3,211             8,968          5,296
                                                                         --------------      ----------     ----------
Cash and cash equivalents at end of period                                $     5,800        $    3,211     $    8,968
                                                                         ==============      ==========     ==========
----------------------------------------------------------------------------------------------------------------------

   The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
IN THOUSANDS
------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Continental Information Systems Corporation and its Subsidiaries (the "Company") is a specialized financial services company that is engaged in the leasing, sales and management of commercial aircraft and engines and other financing activities, including commercial real estate financing. The Company is in the initial stage of developing an Electronic Execution Portal System. Although the Company will continue to operate its Air Group and Finance Businesses, a substantial percentage of its resources will be shifted to the Electronic
      Execution Portal business during the coming fiscal quarters. As part of this transition, changes have and will continue to occur in the Company's business focus, management, employees and allocation of its resources. Demand and market acceptance for newly introduced, Internet-based products and services are subject to a high level of uncertainty. Sales of the Electronic Execution Portal service will depend on the Company's ability to successfully develop and market and to attract institutional users to its product. Demand for the Electronic Execution Portal will depend on target users adopting the Internet as the preferred method for facilitating securities trades. The technologies and computer programs associated with the Electronic Execution Portal are in development and have not been subject to real-world performance conditions. There can be no assurance that the Electronic Execution Portal system will ultimately function as the Company envisions, or that the Company will be successful in marketing the product profitably and in obtaining access to competitive capital sources or other means of financing its product development.

      Additionally, in August 1999, the Company announced that it would no longer enter into new equipment leases, and that it sold a substantial portion of its remaining equipment lease portfolio in CIS Corporation, its equipment lease subsidiary, and terminated employees in this segment.

      CONSOLIDATION
      The accompanying consolidated financial statements include the accounts of Continental Information Systems Corporation and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

      CASH AND CASH EQUIVALENTS
      Cash and cash equivalents include checking and money market accounts with financial institutions having original maturities of 90 days or less.

      CONCENTRATION OF CREDIT RISK
      The Company extends credit through financing and leasing transactions to its customers located both within and outside of the United States. The underlying lease assets collateralize the financing of direct financing and operating leases.

     The Company's notes receivable balance of $3,205,000 at May 31, 1999, is with two companies in the airline industry. Thus, the Company is directly affected by the well being of these two companies and the airline industry in general. The credit risk associated with these customers is mitigated by the Company's policy requiring collateral on all airline transactions, however a substantial portion of such collateral is outside the United States thereby creating potential difficulties of recovery of collateral in case of default.

     One customer in fiscal 1999 accounted for 18.5% of the Company's revenues.

     INVESTMENT IN MORTGAGE PARTICIPATION NOTES
     Investment in mortgage participation notes represents investments and are carried at the lower of cost or market in high-yield, short-term commercial real estate transactions. Interest income on the notes is recorded monthly using the weighted average estimated yields on these investments.

     INVENTORY AND RELATED REVENUE RECOGNITION
     Inventory consists of various aircraft equipment purchased for future sale or lease and is stated at the lower of cost or market, cost being determined on a specific identification basis. Revenues from the sale of equipment and the related cost of the equipment are reflected in earnings at the time title to the equipment passes to the customer.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The Company performs ongoing analyses, at least quarterly, of the carrying value of inventories on a specific identification basis and records adjustments, as considered necessary, to reduce the carrying value of inventories to estimated market value in the period such determination is made. These adjustments are recorded as direct writedowns in the carrying value of the inventory.

     LEASE ACCOUNTING POLICIES
     Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by the direct financing method, sales-type method or operating method. Presently, the Company has primarily direct financing and operating leases; the dollar value and number of sales-type leases are considered immaterial. Net investment in direct financing leases consists of the future minimum lease payments plus unguaranteed residual less unearned income net of unamortized initial direct costs. At the end of the lease term, the recorded residual value of equipment under direct financing leases is reclassified to rental equipment and is depreciated over its estimated remaining useful life, if the related asset is released.

     Unearned income is amortizated to lease income by the interest method using a constant periodic rate over the lease term.

     Rental equipment consists of equipment under operating leases. Rental equipment are depreciated on a straight-line basis to their estimated residual value over the remaining useful lives of such equipment. Operating lease revenues consist of the contractual lease payments which are recognized on a straight-line basis over the lease term. Costs associated with operating leases principally consist of depreciation of the equipment.

     The Company makes adjustments to the carrying value of leased assets, if necessary, when market conditions have resulted in values that are below net book value. At the time assets are disposed of, cost and accumulated depreciation as to each investment are removed from the accounts and the difference, net of proceeds, are recognized as a gain or loss.

     DEFERRED COMMISSIONS AND INITIAL DIRECT COSTS
     Commissions and other initial direct costs related to lease transactions are capitalized as a component of the corresponding investment in direct financing leases or rental equipment and amortized over the estimated average lease term. Costs relating to direct financing leases are amortized using the interest method and costs relating to operating lease equipment are amortized using the straight-line method.

     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment are recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of such assets. Leasehold improvements are depreciated over three to seven years. Computer equipment and software is depreciated over three to five years and furniture, fixtures and office equipment over seven years and aircraft engines over seven years from the date of purchase.

     INCOME TAXES

     The Company accounts for income taxes under the asset and liability method required by Financial Accounting Standard No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recording of deferred tax assets and liabilities for the future tax effects of temporary differences between the bases of all assets and liabilities for financial reporting purposes and tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically reviews the adequacy of the valuation allowance and will recognized benefits only if reassessment indicates that it is more likely than not that the benefits will be realized. A valuation allowance for the full amount of deferred tax assets was provided for in income tax expense in 1999.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     NET INCOME (LOSS) PER SHARE

     EARNINGS PER SHARE, are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net income (loss) per share for the fiscal years ended May 31, 1999, 1998 and 1997, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of May 31, 1999, the Company had issued and outstanding options to purchase 421,674 shares of common stock (see Note 11). The effect of these options is antidilutive in the computation of diluted net income (loss) per share.

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

     RECENT ACCOUNTING PRONOUNCEMENTS
     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that an entity (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. At May 31, 1999, the Company does not have any items of comprehensive income and therefore, the adoption of this Statement did not have an impact on the Company's financial statements.

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

     In June 1999, the Company settled litigation with the former owners and executives of its discontinued LaserAccess business (See note 17).

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The actual settlement was for less than the amount reserved and the Company has reversed to income from discontinued operations the excess of such revenue, or $1,086,000, after taxes.

     The Consolidated Balance Sheet and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.
     A summary of the financial position and results of discontinued operations follows (in thousands):


                                                                              YEAR ENDED MAY 31,
                                                                --------------------------------------------
                                                                    1999             1998            1997
                                                                ------------       ---------       ---------
       Revenues                                                            -        $  4,281       $   5,068
       Costs and expenses                                                  -           5,677           6,096
                                                                ------------       ---------       ---------
       Loss from discontinued operations                                   -          (1,396)         (1,141)
       Income (loss) on disposal of discontinued operations            1,086          (4,955)              -
                                                                ------------      -----------   ------------
       Income (loss) before benefit for income taxes                   1,086          (6,351)         (1,141)
       Income tax benefit                                                  -            (371)           (390)
                                                                ------------      -----------      ----------
       Net income (loss) from discontinued operations            $     1,086        $ (5,980)      $    (638)
                                                                ------------      -----------    -----------
                                                                ------------      -----------    -----------



                                                                                              MAY 31,
                                                                                   --------------------------
                                                                                     1999             1998
                                                                                  ---------         --------
S>

      ASSETS:
      Cash and cash equivalents                                                     $     6          $    19
      Accounts receivable, net                                                                           198
      Inventory                                                                                          779
      Net investment in direct financing leases                                                            -
      Furniture, fixtures and equipment, net                                                              12
      Other assets                                                                                        58
      Goodwill, net                                                                       -                -
                                                                                     ------          -------
                 Total assets                                                             6            1,066
                                                                                     ------          -------
      LIABILITIES:
      Accounts payable and accruals                                                     990            2,788
      Note payable to institution                                                         -              463
                                                                                    -------         -------
                 Total liabilities                                                      990            3,251
                                                                                    -------         -------
                      Net liabilities of discontinued operations                    $  (984)         $(2,185)
                                                                                    -------         --------
                                                                                    -------         --------

3.   NOTES RECEIVABLE

     Notes receivable include $2,530,000 from Interglobal/AeroCalifornia, which is subject to litigation (See note 17). Also included is $675,000 representing the balance remaining from the Company's financing of a McDonnell Douglas DC-10 spare parts inventory purchased by a third party aircraft parts supplier. The loan is collateralized by the inventory. The original loan balance bears interest at 11%, increasing to 20% after one year from the date of

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

      funding. The Company receives 80% of net sales proceeds of the inventory until the loan is repaid. After the loan is paid in full the Company has a 50% equity interest in any future sales proceeds.

4.    INVESTMENT IN MORTGAGE PARTICIPATION NOTES

      On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term financing for commercial real estate transactions. At May 31, 1999, the Company's investment in such transactions was approximately $862,000. Due to increased availability of real estate financing from more traditional sources, the financing structured by Emmes is less rewarding. Consequently, the Company does not anticipate making substantial additional investments under the Emmes Agreement in the near future. Changes in market conditions, however, may result in additional investments.

5.    NET INVESTMENT IN DIRECT FINANCING LEASES (SEE ALSO NOTE 8)

      The components of the net investment in direct financing leases as of May 31 are as follows (in thousands):

                                                                                1999                 1998
                                                                                ----                 ----

             Minimum lease payments receivable                            $     4,529          $    5,395
             Initial direct costs and deferred commissions                         35                  67
             Estimated unguaranteed residual values                             1,575                 750
             Less:  Unearned income                                            (1,332)             (1,554
                                                                         -------------         ----------
                     Net investment in direct financing leases            $     4,807          $    4,658
                                                                         ------------          ----------
                                                                         ------------          ----------

     Future minimum lease payments to be received under direct financing leases for fiscal years ending May 31 are as follows (in thousands):

               2000                                 $  2,097
               2001                                    1,385
               2002                                      741
               2003                                      301
               2004                                        5
                                                    --------
                                                    $  4,529
                                                    --------
                                                    --------

6.   RENTAL EQUIPMENT (SEE ALSO NOTE 8)

     Rental equipment consists of the following as of May 31 (in thousands):

                                                                 1999          1998
                                                                 ----          ----

          Computer equipment                                 $  9,594       $ 11,758
          Capital equipment                                     2,600          3,992
          Telecommunication equipment                             218            888
          Aircraft equipment                                    9,011          6,556
          Printing equipment                                      760            818
          Other                                                    86            226
                                                             --------       --------
                                                               22,269         24,238
          Less:  accumulated depreciation                     (10,451)        (6,120)
                                                             --------       --------
                                                             $ 11,818       $ 18,118
                                                             --------       --------
                                                             --------       --------

                                      28

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------
     Rental equipment includes $4.1 million in two-year prepaid leases with a large public company covering computer equipment. The leases which expire in April 2000 amortize to $1.7 million, which represents the Company's equity investment in such leases. At the end of the lease term the lessee may return the equipment, buy selected portions of the equipment, or ask for lease extensions. There can be no assurance that the Company will be able to realize the carrying value of the equipment at lease termination.

     Future minimum lease payments to be received under operating leases for the fiscal years ended May 31 are as follows (in thousands):


          2000      $4,366
          2001         168
          2002          60
          2003           5
          2004        --
                    ------
                    $4,599
                    ------

     Approximately 17% of these future lease streams are pledged to lenders as collateral under financing agreements.

7.   PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following as of May 31 (in thousands):


                                                          1999           1998
                                                          ----           ----

          Leasehold improvements                        $   184       $   136
          Computer equipment and software                   765           783
          Furniture, fixtures and office equipment           15            15
                                                        -------       -------
                                                            964           934
                                                        -------       -------
          Less:  Accumulated depreciation                  (589)         (536)
                                                        -------       -------
                                                        $   375       $   398
                                                        -------       -------
                                                        -------       -------


8.   DISCOUNTED LEASE RENTAL BORROWINGS

     The Company financed certain leases by assigning the rentals to various lending institutions at fixed rates on a recourse and non-recourse basis. Discounted lease rental borrowings represent the present value of the lease payments discounted at the rate charged by the lending institution and are reduced on a monthly basis as the corresponding lease rental stream is collected (generally by the lending institutions). Amounts due under recourse borrowings are obligations of the Company, which are collateralized by the leased equipment and assignments of lease receivables. Amounts due under non-recourse borrowings are collateralized by the leased equipment and assignments of lease receivables with no recourse to the general assets of the Company.

     Discounted lease rental borrowings as of May 31 are as follows (in thousands):


                                         1999      1998
                                        -----      ----

          Non-recourse borrowings      $   64      $2,346
          Recourse borrowings             143         248
                                       ------      ------
                                       $  207      $2,594
                                       ------      ------
                                       ------      ------


CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The Company paid interest related to discounted lease borrowings of $126,000, $272,000 and $652,000 for the fiscal years ended May 31, 1999, 1998 and 1997, respectively.

     Discounted lease rental borrowings for the fiscal years ending May 31 are payable as follows (in thousands):



          2000      $167
          2001        40
                    ----
                    $207
                    ----
                    ----

     In August 1999, CIS Corporation sold substantially all of its general equipment leasing portfolio to a third party for $1,694,000 in cash and recorded a gain on sale of $174,000. As a result of such sale, the above borrowings were repaid either through assumption by the purchaser or direct payment by the Company.

9.   NOTE PAYABLE TO INSTITUTION

     The Company has a revolving loan agreement with an institution to provide lease and inventory financing for aircraft engines for CIS Air Corporation (a wholly owned subsidiary), in the amount of $10,000,000.
     The revolving facility has a three-year term and permits borrowing equal to a specified percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air Corporation are pledged as collateral for the loan. At May 31, 1999, $7,515,000 of this facility was being utilized. Interest on the facility is at 1/4% above the prime rate (8.0% at May 31, 1999). The Company paid interest related to this facility of $387,000, $166,000 and $127,000 in fiscal 1999, 1998 and 1997, respectively. The loan agreement for the line of credit contains various covenants, including limitations on incurring additional liens and encumbrances and prohibiting certain transactions with affiliates or subsidiaries.

10.  COMMON STOCK

     On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the Nasdaq Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company repurchased from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. As of May 31, 1999, approximately 217,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $463,000. In February 1999, the Company announced that its Board of Directors had authorized the expenditure of an additional $500,000 for the repurchase of its common stock. The Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other permissible transactions at the discretion of management. The Company will hold all repurchased shares of common stock in its treasury.

     Each share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. The Company does not anticipate the payment of dividends on the common stock for the foreseeable future.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

11.   STOCK OPTION PLAN

      In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, at the discretion of the Compensation Committee or the Board of Directors, employees of and independent contractors and consultants to the Company. Options granted to non-employee directors of the Company in any year become exercisable at the next annual stockholders' meeting while those granted to employees of and independent contractors and consultants to the Company are subject to vesting periods determined by the Compensation Committee or the Board of Directors. Options granted to employees in fiscal 1999 become exercisable in installments of 33 1/3 percent at the grant date and at each subsequent fiscal year end except for options granted to two executive officers which become fully exercisable one year from the grant date. The Company applies APB
      Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan. Accordingly, no compensation cost has been charged against income for the stock option plan. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have reflected the pro forma amounts indicated below:


                                                          (in thousands, except per share amounts)
                                                                   1999       1998             1997
                                                                   ----       ----             ----

           Net (Loss) income            -  As reported       $   (6,827)     $  (5,373)       $  1,086
                                        -  Pro forma         $   (6,965)     $  (5,613)       $    894

           Basic and diluted net
               (Loss) income per share  -  As reported       $     (.99)     $    (.77)       $    .15
                                        -  Pro forma         $    (1.01)     $    (.80)       $    .13


     The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                       1999     1998     1997
                                       ----     ----     ----

          Risk-free interest rate      4.3%     6.3%     6.6%
          Expected life (months)       50       46       46
          Expected volatility          44%      42%      42%
          Expected dividend yield      --       --       --

     The weighted-average grant date fair values of options granted during fiscal 1999, 1998 and 1997 were $.67, $.92 and $.80 per share, respectively.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     A summary of the status of the 1995 Plan as of May 31, 1997, 1998 and 1999, and changes during the years ending on those dates is presented below:

                                                                       Weighted Average
                                                          Number of    Exercise Price
                                                          Options        Per Option
                                                          -------        ----------
          Outstanding at
                May 31, 1996 (6,000 exercisable)           15,000       $   2.90
          Granted                                         319,000       $   1.97
          Exercised                                       (16,667)      $   1.97
          Forfeited/expired                               (33,333)      $   1.97
                                                          -------
          Outstanding at
                May 31, 1997  (188,337 exercisable)       284,000       $   2.02
          Granted                                         190,674       $   2.38
          Exercised                                       (70,001)      $   1.97
          Forfeited/expired                               (38,331)      $   1.97
                                                          -------
          Outstanding at
                May 31, 1998 (234,002 exercisable)        366,342       $   2.22
          Granted                                          72,000       $   1.92
          Exercised                                          --             --
          Forfeited/expired                               (16,668)      $   1.97
                                                          -------
          Outstanding at
                May 31, 1999 (298,008 exercisable)        421,674       $   2.18
                                                          -------
                                                          -------


     The following table summarizes information about stock options outstanding at May 31, 1999:


                               Options Outstanding                                 Options Exercisable
                 --------------------------------------------------        --------------------------------
                             Weighted-Average
 Exercise        Number of      Remaining                                  Number of
 Prices           Options    Contractual Life        Exercise Price        Options          Exercise Prices
 ------           -------    ----------------        --------------        -------          ---------------
 $3.50              6,000           1.0              $   3.50               6,000             $  3.50
  3.00             15,674           3.4                  3.00              15,674                3.00
  2.50              9,000           1.3                  2.50               9,000                2.50
  2.38            100,000           2.2                  2.38              66,667                2.38
  2.25             75,000           2.1                  2.25              50,000                2.25
  2.00             50,000           3.9                  2.00                 --                 2.00
  1.97            135,000           2.0                  1.97             135,000                1.97
  1.95             10,000           3.0                  1.95               6,667                1.95
  1.84              9,000           2.4                  1.84               9,000                1.84
  1.59             12,000           3.9                  1.59                 --                 1.59
                  -------                                                 -------
       Total      421,674                                                 298,008
                  -------                                                 -------
                  -------                                                 -------


CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

12.  INCOME TAXES

     The components of the provision for income taxes are as follows (in thousands):


                                                   YEAR ENDED MAY 31,
                                     ------------------------------------------------
                                        1999               1998                 1997
                                        ----               ----                 ----
           Current
                 Federal                    --                 --                   --
                 State               $      34                 --                   --
                                     ---------          ---------            ---------
                                            34                 --                   --
           Deferred                       (491)                --                  666
           Valuation allowance           5,905
                                     ---------          ---------            ---------
                                     $   5,905                 --                  666
                                     ---------          ---------            ---------
                                     ---------          ---------            ---------


     The difference between the effective income tax rate and the provision resulting from the application of the federal statutory income tax rate is primarily due to utilization of net operating losses, state and local taxes and the change in the valuation allowance in 1999.

     A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):


                                                                      YEAR ENDED MAY 31,
                                                             ----------------------------------
                                                                1999          1998         1997
                                                             -------       -------      -------
         U.S. Federal statutory rate applied to pretax
               (loss) income from continuing operations      $  (838)      $   334      $   950

         State income taxes, net of federal benefit              (99)           37          106

         Other, pricipally temporary differences                 480
         Change in the valuation allowance                     5,905          --           --
                                                             -------       -------      -------
                                                             $ 5,448       $   371      $ 1,056
                                                             -------       -------      -------
                                                             -------       -------      -------

     The income tax effect of the significant temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) are as follows as of May 31 (in thousands):


                                     1999           1998
                                 --------       --------
    Net operating losses         $ 16,429       $ 14,219
    Prepaid lease revenue           1,030          2,271
    Discontinued operations            29          2,004
    Other                             168             52
    Valuation allowance           (18,791)       (12,886)
    Leased assets                   1,135           (246)
                                 --------       --------
                                 $      0       $  5,414
                                 --------       --------
                                 --------       --------


     A full valuation allowance was provided for such deferred tax assets since, in management's opinion, the realizability of such assets was uncertain in light of the Company's actual operating results since reorganization. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     only if a reassessment indicates that it is more likely than not that the benefits will be realized. The net change during the year in the total valuation allowance was a increase of $5,905,000. As of May 31, 1999, the Company had a net operating loss carry-forwards for future tax, taxable income in the amount of approximately $43 million which will expire in 2005 thru 2011.

13.  EMPLOYEE BENEFIT PLANS

     The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 6% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Matching and discretionary contributions made by the Company vest over a five-year period. Company contributions to the plan for the fiscal years ended May 31, 1999, 1998 and 1997, were $21,000, $38,000 and $92,000, respectively.

14.  COMMITMENTS AND CONTINGENCIES

     RENTAL COMMITMENTS

     The Company has various operating lease agreements for offices and office equipment. These leases generally have provisions for renewal at varying terms. The Company recorded rental expense of $279,000, $243,000 and $442,000 in the fiscal years ended May 31, 1999, 1998 and 1997, respectively.

     The future minimum lease payments required under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                          2000               $ 227
                          2001                 229
                          2002                 239
                          2003                 194
                          2004                 163
                          Beyond 2004          136
                                             -----
                                            $ 1188
                                             -----
                                             -----

     CONTINGENCIES
     The Company is involved in certain legal proceedings more fully described in note 17.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

     CASH AND CASH EQUIVALENTS, NOTES RECEIVABLE AND INVESTMENT IN MORTGAGE PARTICIPATION NOTES - The carrying value approximates fair value because of the short maturity of those instruments.

     DISCOUNTED LEASE RENTAL BORROWINGS AND NOTE PAYABLE TO INSTITUTION - Fair value of discounted lease rental borrowings and note payable to institution are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. At
     May 31, 1999 and 1998, the fair value of such borrowings approximate their carrying values.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

     The estimated fair values of the Company's financial instruments at May 31, 1999 and 1998 are as follows (in thousands):


                                          1999                     1998
                                          ----                     ----
                                     CARRYING   FAIR        CARRYING     FAIR
                                     VALUE      VALUE        VALUE       VALUE
                                     -----      -----        -----       -----
ASSETS:
    Cash and cash equivalents        $5,800      $5,800      $3,211      $3,211
    Notes receivable                  3,205       3,035       6,870       6,870
    Investment in mortgage
          participation notes           862         862       1,522       1,522

LIABILITIES:
    Discounted lease rental
         borrowings                     207         207       2,594       2,594
    Note payable to institution       7,515       7,515       4,429       4,429


16. SEGMENT FINANCIAL DATA The Company adopted SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, as required, in fiscal 1999. The Company's operating subsidiaries are classified into two principal operating segments on the basis of strategic business units within the operating subsidiaries, which require different investment and marketing strategies.

     AIR GROUP BUSINESS: Through its wholly owned subsidiary, CIS Air Corporation, a Delaware Corporation ("CIS Air"), the Company participates in the worldwide market for the sale and leasing of used, commercial aircraft and aircraft engines.

     EQUIPMENT LEASING BUSINESS: The Company's Equipment Leasing Business, which was conducted through its operating subsidiary CIS Corporation, a New York Corporation ("CIS"), leased a wide range of equipment, including computers, printers and telecommunications equipment. The Company participated in the leasing market principally by originating new leases and financing other equipment brokers. In August 1999, the Company announced CIS would no longer enter into new equipment leases.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

OPERATING SEGMENTS
----------------------------------------------------------------------------------
                                                        YEARS ENDED MAY 31,
----------------------------------------------------------------------------------
                                                 1999          1998           1997
                                                 ----          ----           ----
REVENUES (000'S)
Air Group Segment                              $  8,972       $ 12,444       $ 10,438
Equipment Leasing Segment                         7,492          5,419         15,440
Corporate and other                                 392            556            355
                                               --------       --------       --------
Consolidated                                     16,856         18,149         26,233
                                               --------       --------       --------
OPERATING INCOME (LOSS) (000'S)
Air Group Segment                                 1,188          2,391          2,786
Equipment Leasing Segment                           343          1,570          5,219
Corporate-Interest Income and other              (3,483)        (2,545)        (4,555)
                                               --------       --------       --------
Consolidated                                     (1,952)         1,416          3,450
                                               --------       --------       --------
INTEREST EXPENSE (000'S)
Air Group Segment                                   386            166             17
Equipment Leasing Segment                           127            272            653
Corporate and other                                --             --             --
                                               --------       --------       --------
Consolidated                                        513            438            670
                                               --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES (000'S)
Air Group Segment                                   802          2,225          2,769
Equipment Leasing Segment                           216          1,298          4,566
Corporate and other                              (3,483)        (2,545)        (4,555)
                                               --------       --------       --------
Consolidated                                     (2,465)           978          2,780
                                               --------       --------       --------
DEPRECIATION AND AMORTIZATION (000'S)
Air Group Segment                                 1,234            490            295
Equipment Leasing Segment                         4,189          2,068          1,835
                                               --------       --------       --------
Consolidated                                      5,423          2,558          2,130
                                               --------       --------       --------
IDENTIFIABLE ASSETS (000'S)
Air Group Segment                                20,149       $ 18,996
Equipment Leasing Segment                         7,911         16,400
Corporate and other                               7,284          9,806
                                               --------       --------
Consolidated                                   $ 35,344       $ 45,202
                                               --------       --------
-------------------------------------------------------------------------------------

17.  SUBSEQUENT EVENTS

The Company has been engaged in litigation with the former owners and executives of its discontinued LaserAccess business. The complaint, as amended, sought damages for various claims, including defamation. This litigation was settled in June 1999. In consideration of a cash payment, the Company received a complete release of all claims against it and released all claims against the owners and executives. As a result, all litigation pending between the parties was dismissed with prejudice. The Company had previously reserved amounts believed sufficient to cover the estimated settlement cost. The actual settlement cost was for less than the amount reserved and the Company has reversed to income from discontinued operations the excess of such accrual or $1,086,000, after taxes.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On June 1, 1999, CIS Air commenced an action against EastWind Airlines, Inc. seeking $840,329 in damages resulting from EastWind's failure to pay monies owed under a lease of one Boeing-737 Aircraft and two jet engines. On July 20, 1999, EastWind answered the complaint and denied liability. Thereafter, CIS moved to amend its complaint to seek $1,325,261 in damages for the aircraft lease arrearage and $287,500 for monies owed under four leases, each lease being for one commercial jet engine. The amendment also seeks to add EastWind's corporate parent, UM Holdings, Inc., as a party defendant responsible to pay whatever liability is assessed against EastWind.

The Company also filed suit in the Superior Court of Gilford County, North Carolina for return of the aircraft and engines. The Company has reached agreement with Eastwind for return of the aircraft and engines, without prejudice to its monetary claims. As the market value of the aircraft is less than its carrying value, failure to collect on the market monetary claim against Eastwind would result in a loss.

CIS Air is currently in litigation with Interglobal, Inc. ("Interglobal") and Aero California S.A. de C.V. ("Aero California") in the Superior Court of the State of California for the County of Orange. Aero California and Interglobal filed separate actions on April 13 and 14, 1999 seeking damages for an alleged breach of warranty of merchantability for an aircraft which Interglobal leased to Aero California on an "as is - where is" basis and for an alleged breach of contract for failing to negotiate in good faith to sell a second aircraft to Interglobal. CIS filed a cross-complaint against Aero California seeking to recover lease and maintenance payments which have not been made and against Interglobal for the accelerated amount due on the note and to foreclose on certain security pledged to secure the debts. The cases were consolidated. On July 1, 1999, the court found that CIS' claims are probably valid and issued a right to attach order permitting the marshal to seize assets of Interglobal and Aero California to secure the debt. The parties are currently engaged in settlement negotiations, but no agreement has been reached.

                                   SCHEDULE II

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED MAY 31, 1999
                             (DOLLARS IN THOUSANDS)


                                          CHARGED     CHARGED
                             BEGINNING    TO COSTS    TO OTHER     DEDUCTIONS    ENDING
                              BALANCE   AND EXPENSES  ACCOUNTS    (RECOVERIES)   BALANCE
                              -------   ------------  --------    ------------   -------
  1997:
  Accounts receivable -
  Allowance for doubtful
  Accounts                    $ (53)      $ (34)           --        $  37       $ (50)
                              -----       -----       ---------      -----       -----
  1998:
  Accounts receivable -
  Allowance for doubtful
  Accounts                    $ (50)      $ (10)           --        $ (16)      $ (76)
                              -----       -----       ---------      -----       -----
  1999:
  Accounts receivable -
  Allowance for doubtful
  Accounts                    $ (76)      $(408)      $    --        $ 132       $(352)
                              -----       -----       ---------      -----       -----


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers contained in its Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "1999 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation contained in the 1999 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 1999 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 1999 Proxy Statement.

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

  3.2       Restated Bylaws as amended through October 20, 1998.

  10.1**    1995 Stock Compensation Plan (Filed as Exhibit 10.1 to the Company's
            Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by reference).

  10.2**    Letter Agreement regarding employment with Thomas J. Prinzing dated
            May 20, 1997 (Filed as Exhibit 10.11 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

  10.3**    Letter Agreement regarding employment with Jonah M. Meer dated June 9,
            1997 (Filed as Exhibit 10.12 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

  10.4**    Advisory Agreement for Real Estate Related Investments between
            Continental Information Systems Corporation and Emmes Investment
            Management Co. LLC dated June 30, 1997 (Filed as Exhibit 10.13 to the
            Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

  10.5**    Loan and Security Agreement between CIS Air Corporation and Heller
            Financial, Inc. dated December 19, 1997 (Filed as Exhibit 10.1 to the
            Company's 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference).


  27.1      Financial Data Schedule.

----------

* Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

**   Incorporated by reference.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the fiscal year
     1999.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  CONTINENTAL INFORMATION SYSTEMS
                                  CORPORATION


                                  BY: /s/  MICHAEL L. ROSEN
                                  ---------------------------------------------
                                      Michael L. Rosen
                                      President, Chief Executive Officer
                                        and Director


                                  BY: /s/  JONAH M. MEER
                                  ---------------------------------------------
                                      Jonah M. Meer
                                      Senior Vice President, Chief Operating
                                        Officer and Chief Financial Officer


Dated:     August 30, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:


     SIGNATURE                        TITLE                          DATE
     ---------                        -----                          ----

/s/ JAMES P. HASSETT      Director and Chairman of the Board    August 30, 1999
-----------------------
James P. Hassett


/s/ GEORGE H. HEILBORN    Director                              August 30, 1999
----------------------
George H. Heilborn


/s/ PAUL M. SOLOMON       Director                              August 30, 1999
-----------------------
Paul M. Solomon