Form 10-K/A
period 1999-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1999-09-24
CIK 24071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------


                                   FORM 10-K/A


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

Interest, fees and other income decreased to $1.2 million in fiscal 1999 from $2.1 million in fiscal 1998, and from $1.9 million in fiscal 1997. The decrease in fiscal 1999 is principally due to decline in Equipment Management Income fee and other fee income for CIS Air as a result of the suspension of management fees from the JetStream Partnerships in fiscal 1999 to $170,000 as compared to $637,000 in fiscal 1998.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
IN THOUSANDS (EXCEPT NUMBER OF SHARES)
------------------------------------------------------------------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                               Shareholders' Equity
                                     ------------------------------------------
                                                     Additional                                       Treasury           Common
                                       Common         Paid-In       Accumulated       Treasury         Common            Shares
                                       Stock          Capital         Deficit           Stock          Shares            Issued
                                     ----------      ----------     -----------       ----------      ----------       ----------

Balance - May 31, 1996               $       70      $   34,930      $   (1,547)            --              (960)       7,000,000
      Net income                           --              --             1,086             --              --               --
      Stock options exercised              --                33            --               --              --             16,667
      Stock issued as
          compensation                     --                29            --               --              --             15,000
                                     ----------      ----------      ----------       ----------      ----------       ----------
Balance - May 31, 1997                       70          34,992            (461)            --              (960)       7,031,667
      Net loss                             --              --            (5,373)            --              --               --
      Acquisition of
          treasury shares                  --              --              --                406        (161,648)            --
        Stock options exercised               1             137            --               --              --             70,001
                                     ----------      ----------      ----------       ----------      ----------       ----------
Balance - May 31, 1998                       71          35,129          (5,834)             406        (162,608)       7,101,668
        Net loss                           --              --            (6,827)            --              --               --
        Acquisition of
          treasury shares                  --              --              --                 57         (54,216)            --
                                     ----------      ----------      ----------       ----------      ----------       ----------
Balance - May 31, 1999               $       71      $   35,129      $  (12,661)      $      463        (216,824)       7,101,668
                                     ----------      ----------      ----------       ----------      ----------       ----------
                                     ----------      ----------      ----------       ----------      ----------       ----------


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

     The Consolidated Balance Sheet and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.
     A summary of the financial position and results of discontinued operations follows (in thousands):


                                                                              YEAR ENDED MAY 31,
                                                                --------------------------------------------
                                                                    1999             1998            1997
                                                                ------------       ---------       ---------
       Revenues                                                            -        $  4,281       $   5,068
       Costs and expenses                                                  -           5,677           6,096
                                                                ------------       ---------       ---------
       Loss from discontinued operations                                   -          (1,396)         (1,028)
       Income (loss) on disposal of discontinued operations            1,086          (4,955)              -
                                                                ------------      -----------   ------------
       Income (loss) before benefit for income taxes                   1,086          (6,351)         (1,028)
       Income tax benefit                                                  -            (371)           (390)
                                                                ------------      -----------      ----------
       Net income (loss) from discontinued operations            $     1,086        $ (5,980)      $    (638)
                                                                ------------      -----------    -----------
                                                                ------------      -----------    -----------



                                                                                              MAY 31,
                                                                                   --------------------------
                                                                                     1999             1998
                                                                                  ---------         --------
S>

      ASSETS:
      Cash and cash equivalents                                                     $     6          $    19
      Accounts receivable, net                                                                           198
      Inventory                                                                                          779
      Net investment in direct financing leases                                                            -
      Furniture, fixtures and equipment, net                                                              12
      Other assets                                                                                        58
      Goodwill, net                                                                       -                -
                                                                                     ------          -------
                 Total assets                                                             6            1,066
                                                                                     ------          -------
      LIABILITIES:
      Accounts payable and accruals                                                     990            2,788
      Note payable to institution                                                         -              463
                                                                                    -------         -------
                 Total liabilities                                                      990            3,251
                                                                                    -------         -------
                      Net liabilities of discontinued operations                    $  (984)         $(2,185)
                                                                                    -------         --------
                                                                                    -------         --------

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

OPERATING SEGMENTS
----------------------------------------------------------------------------------
                                                        YEARS ENDED MAY 31,
----------------------------------------------------------------------------------
                                                 1999          1998           1997
                                                 ----          ----           ----
REVENUES (000'S)
Air Group Segment                              $  8,972       $ 12,444       $ 10,438
Equipment Leasing Segment                         7,492          5,419         15,440
Corporate and other                                 392            556            355
                                               --------       --------       --------
Consolidated                                     16,856         18,419         26,233
                                               --------       --------       --------
OPERATING INCOME (LOSS) (000'S)
Air Group Segment                                 1,188          2,391          2,786
Equipment Leasing Segment                           343          1,570          5,219
Corporate-Interest Income and other              (3,483)        (2,545)        (4,555)
                                               --------       --------       --------
Consolidated                                     (1,952)         1,416          3,450
                                               --------       --------       --------
INTEREST EXPENSE (000'S)
Air Group Segment                                   386            166             17
Equipment Leasing Segment                           127            272            653
Corporate and other                                --             --             --
                                               --------       --------       --------
Consolidated                                        513            438            670
                                               --------       --------       --------
INCOME (LOSS) BEFORE INCOME TAXES (000'S)
Air Group Segment                                   802          2,225          2,769
Equipment Leasing Segment                           216          1,298          4,566
Corporate and other                              (3,483)        (2,545)        (4,555)
                                               --------       --------       --------
Consolidated                                     (2,465)           978          2,780
                                               --------       --------       --------
DEPRECIATION AND AMORTIZATION (000'S)
Air Group Segment                                 1,234            490            295
Equipment Leasing Segment                         4,189          2,068          1,835
                                               --------       --------       --------
Consolidated                                      5,423          2,558          2,130
                                               --------       --------       --------
IDENTIFIABLE ASSETS (000'S)
Air Group Segment                                20,149         18,996
Equipment Leasing Segment                         7,911         16,400
Corporate and other                               7,284          9,806
                                               --------       --------
Consolidated                                   $ 35,344       $ 45,202
                                               --------       --------
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