Form 10-Q
period 1999-08-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 1999-10-15
CIK 24071

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 1999 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number: 0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

                     New York                               16-0956508
                     --------                               ----------
  (State or other jurisdiction of incorporation)         (I.R.S. Employer
                                                        Identification No.)

45 Broadway Atrium, Suite 1105, New York, New York             10006
--------------------------------------------------             -----
     (Address of principal executive offices)                (Zip Code)

                                 (212) 771-1000
                                 --------------
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

      Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 1999, the registrant has 6,823,844 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------

PART I.     FINANCIAL INFORMATION:                                           3

Item 1.     Financial Statements                                             3

            Consolidated Balance Sheets -
                     August 31, 1999 and May 31, 1999                        3

            Consolidated Statements of Operations -
                   for the three months ended August 31, 1999 and 1998       4

            Consolidated Statements of Cash Flows -
                    for the three months ended August 31, 1999 and 1998      5

            Notes to Consolidated Financial Statements                     6-7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 7-10

PART II.    OTHER INFORMATION:                                              11

Item 1.     Legal Proceedings                                               11

Item 6.     Exhibits and Reports on Form 8-K                                12

SIGNATURES                                                                  13

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except Number of  Shares)

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                              August 31,   May 31,
                                                                1999        1999
                                                                ----        ----
Assets:
Cash and cash equivalents                                     $  5,920    $  5,800
Accounts receivable, net                                           493         304
Notes receivable                                                 2,984       3,205
Investment in mortgage participation notes                       1,055         862
Inventory                                                        7,646       6,961
Net investment in direct financing leases                        3,204       4,807
Rental equipment, net                                            8,443      11,818
Property, plant and equipment, net                                 355         375
Other assets                                                       580       1,212
                                                              --------    --------

           Total assets                                       $ 30,680    $ 35,344
                                                              ========    ========

Liabilities and Shareholders' Equity:
Liabilities:
      Accounts payable and other liabilities                  $  1,585    $  1,852
      Discounted lease rental borrowings                            43         207
      Note payable to institution - collateralized               5,813       7,515
      Net liabilities of discontinued operations                    63         984
      Deferred lease revenue                                     1,713       2,710
                                                              --------    --------

           Total liabilities                                     9,217      13,268
                                                              --------    --------

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares,
       issued 7,101,668 shares                                      71          71
Additional paid-in capital                                      35,129      35,129
Accumulated deficit                                            (13,274)    (12,661)
                                                              --------    --------
                                                                21,926      22,539
Treasury stock, at cost; 216,824 shares                           (463)       (463)
                                                              --------    --------

          Total shareholders' equity                            21,463      22,076
                                                              --------    --------

          Total liabilities and shareholders' equity          $ 30,680    $ 35,344
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

Continental Information Systems Corporation and its Subsidiaries
In Thousands (Except per Share Data)

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           For the Three Months Ended
                                                                   August 31,
                                                           --------------------------
                                                                1999       1998
                                                               -------    -------
Revenues:
Equipment sales                                                $ 2,935    $ 3,098
Equipment rentals                                                1,551      1,871
Income from direct financing leases                                218        206
Interest, fees and other income                                    134        503
                                                               -------    -------
                                                                 4,838      5,678
                                                               -------    -------
Costs and Expenses:
Cost of sales                                                    2,555      2,696
Depreciation of rental equipment                                 1,283      1,421
Interest expense                                                   156        137
Other operating expenses                                           282        300
Selling, general and administrative expense                      1,175        920
                                                               -------    -------
                                                                 5,451      5,474
                                                               -------    -------

(Loss) Income from continuing operations before income taxes      (613)       204

Provision for income tax                                          --           77
                                                               -------    -------

(Loss) Income from continuing operations                          (613)       127

(Loss) from discontinued operations, net of tax benefit           --          (17)
                                                               -------    -------

Net (Loss) Income                                              $  (613)   $   110
                                                               =======    =======

Basic and diluted net (loss) income per share (Note 1):
      (Loss) Income from continuing operations                 $  (.09)   $   .02
      (Loss) from discontinued operations                         --         --
                                                               -------    -------
           Net (Loss) Income                                   $  (.09)   $   .02
                                                               =======    =======

Weighted average number of shares of common
      stock outstanding                                          6,885      6,939
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

Continental Information Systems Corporation and its Subsidiaries
(In Thousands)

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                For the Three Months Ended
                                                                         August 31,
                                                                --------------------------
                                                                     1999       1998
                                                                    -------    -------
Cash flows from operating activities:
Net (Loss) income                                                   $  (613)   $   110
Less: Net (loss) from discontinued operations                          --          (17)
                                                                    -------    -------
          (Loss) income from continuing operations                     (613)       127
                                                                    -------    -------

Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
     Depreciation and amortization                                    1,309      1,444
     Effect on cash flows of changes in:
        Accounts receivable                                            (189)      (292)
        Notes receivable                                                221     (1,925)
        Other assets                                                    632         (4)
        Accounts payable and other liabilities                         (267)      (224)
        Deferred lease revenue                                         (997)      (763)
         Other                                                          347       (326)
                                                                    -------    -------
                                                                      1,056     (2,090)
                                                                    -------    -------
           Net cash provided by (used in) continuing operations         443     (1,963)
           Net cash used in discontinued operations                    (921)      (280)
                                                                    -------    -------
           Net cash used in operations                                 (478)    (2,243)
                                                                    -------    -------

Cash flows from investing activities:
Proceeds from sale of equipment subject to lease                      2,948      3,098
Gain from sale of equipment subject to lease                           (380)      (402)
Purchase of rental equipment                                           (204)    (1,003)
Purchase of property and equipment                                       (5)       (14)
Collections of rentals on direct financing leases net of
amortization of unearned income                                         315        345
(Disbursement for) proceeds from investment in mortgage notes          (210)       850
                                                                    -------    -------
     Net cash provided by investing activities                        2,464      2,874
                                                                    -------    -------

Cash flows from financing activities:
Proceeds from lease, bank and institution financings                    670      1,900
Payments on lease, bank and institution financings                   (2,536)    (4,079)
                                                                    -------    -------
     Net cash used in financing activities                           (1,866)    (2,179)
                                                                    -------    -------

     Net increase (decrease) in cash and cash equivalents               120     (1,548)
Cash and cash equivalents at beginning of period                      5,800      3,211
                                                                    -------    -------
Cash and cash equivalents at end of period                          $ 5,920    $ 1,663
                                                                    =======    =======

Cash paid for income taxes                                          $    46    $   107
Cash paid for interest                                              $   152    $   145

Supplemental schedule of noncash activites:
Inventory arising from transfers of equipment which came offlease   $   685    $     0

   The accompanying notes are an integral part of these financial statements.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

1.    Basis of Presentation

      The accompanying unaudited financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented in conformity with generally accepted accounting principles. The results of operations for the three months ended August 31, 1999, are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and notes thereto, for the fiscal year ended May 31, 1999, included in the Company's annual report on Form 10-K.

2.    Net Income Per Share

      EARNINGS PER SHARE, are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net income (loss) per share for the three months ended August 31, 1999 and 1998, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of August 31, 1999, the Company had issued and outstanding options to purchase 376,672 shares of common stock (See Note 5). The effect of these options is antidilutive in the computation of diluted net income (loss) per share.

3.     Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

      A summary of the status of the 1995 Plan as of August 31, 1999 and changes since inception is presented below:

                                                                      Weighted Average
                                                            Number of  Exercise Price
                                                             Options     Per Option
                                                             -------     ----------
Outstanding at
      May 31, 1997 (188,337 exercisable)                     284,000       $2.02
Granted                                                      190,674       $2.38
Exercised                                                    (70,001)      $1.97
Forfeited/expired                                            (38,331)      $1.97
                                                             -------
Outstanding at
      May 31, 1998 (234,002 exercisable)                     366,342       $2.22
Granted                                                       72,000       $1.92
Exercised                                                       --          --
Forfeited/expired                                            (16,668)      $1.97
                                                             -------
Outstanding at
      May 31, 1999 (298,008 exercisable)                     421,674       $2.18
Granted                                                         --          --
Exercised                                                       --          --
Forfeited/expired                                            (45,002)      $1.97
                                                             -------

Outstanding at
      August 31, 1999 (311,339 exercisable)                  376,672       $2.20
                                                             =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                  Introduction

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 1999, appearing in the Company's annual report on Form 10-K.

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

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

                              Results of Operations

Comparison of the Three Months Ended August 31, 1999 and 1998

Continuing Operations

Revenues
Total revenues decreased 14.8% to $4.8 million for the three months ended August 31, 1999 from $5.7 million for the comparable fiscal quarter in 1998. Within this revenue category, equipment sales decreased 5.3% to $2.9 million for the three months ended August 31, 1999 from $3.1 million for the comparable fiscal quarter in 1998.

Equipment rentals and income from direct financing leases decreased 14.4% to $1.8 million for the quarter ended August 31, 1999 from $2.1 million for the quarter ended August 31, 1998. The decrease was due to lease rents in CIS Air being lower in the amount of $323,000 for the quarter ended August 31, 1999 as compared to quarter ended August 31, 1998.

Interest, fees and other income decreased 73.3% to $134,000 for the three months ended August 31, 1999 from $503,000 for the comparable fiscal quarter in 1998. This decrease principally reflects a decline in Equipment Management Income fee and other fee income for CIS Air as a result of the suspension of management fees from the JetStream Partnerships.

Costs and Expenses
Depreciation of rental equipment decreased 9.7% to $1.3 million for the quarter ended August 31, 1999 from $1.4 million for the comparable fiscal quarter in 1998. This decrease is due to a decrease in the rental equipment as a result of several engines coming off lease at the end of the quarter in August 1999.

Interest expense increased 13.9% to $156,000 for the quarter ended August 31, 1999 from $137,000 for the comparable quarter in 1998 due to an increase in notes payable balance in the amount of $3.3 million.

Selling, general and administrative expenses increased 27.7% to $1.2 million for the three months ended August 31, 1999 from $0.9 million for the comparable fiscal period in 1998. This increase is attributable to severance and employee benefits accrual in the amount of $150,000 for terminated Syracuse employees, increased legal fees relating to litigation with two lessees of CIS Air in the amount of $102,000 and consulting fees for CIS Air in the amount of $54,000.

Income Taxes
For the quarter ended August 31, 1998, a provision for deferred income tax expense on income from continuing operations was recorded, at an effective tax rate of 38%, in the amount of $77,000. For the quarter ended August 31, 1999, provision for deferred income tax benefit on income from continuing operations was not recorded, since, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

                         Liquidity and Capital Resources

Net cash used in operations for the three months ended August 31, 1999 was $0.5 million as compared to $2.2 million for the comparable period in 1998 and net cash provided by continuing operations for the three months ended August 31, 1999 was $0.4 million as compared to net cash used in continuing operations in the amount of $2 million for the comparable period in 1998. In the quarter ended August 31, 1998, CIS Air financed DC-10 parts inventory in the amount of $2.25 million. Net cash used in discontinued operations for the three months ended August 31, 1999 was $921,000 as compared to $280,000 for the comparable period in 1998. This increase was primarily due to the payment to the former owners of its LaserAccess business unit in settlement of their claim.

Net cash provided by investing activities for the quarter ending August 31, 1999 was $2.5 million compared to $2.9 million for the quarter ended August 31, 1998. The Company purchased $204,000 of additional rental equipment for lease transactions during the three months ended August 31, 1999 as compared to $1.0 million for the comparable period in 1998. The Company invested $210,000 in its investment in mortgage participation notes during the three months ended August 31, 1999 as compared to proceeds of $850,000 from investment in mortgage participation notes. In August 1999, the Company announced that its subsidiary CIS Corporation would no longer enter into new equipment leases. The Company has authorized in its first year of development the expenditure of $3 million in start up operating expenses for its Electronic Execution Portal Business. During such period the Company does not anticipate generating any revenue in connection with such business. The Company currently has adequate funds on hand to finance such activities. There can be no assurance that additional funds will not be necessary to continue the operation prior to revenue being generated. The Company may need to finance such additional expenses or may seek to issue debt or equity securities. Alternatively, the Company may choose to seek outside strategic investors in return for equity stakes in its portal subsidiary. During the quarter ended August 31, 1999 the Company did not expend any significant amount of funds for its Portal Business.

Proceeds from lease, bank and institution financings for the three months ended August 31, 1999 and 1998 were $0.7 million and $1.9 million, respectively, while repayments on these financings were $2.5 million and $4.1 million for the respective 1999 and 1998 periods.

As of August 31, 1999, the Company had $5.9 million in cash and cash equivalents, as compared to $1.7 million at August 31, 1998 and $5.8 million at May 31, 1999. In August 1999 proceeds of $2.9 million was received by CIS in connection with the sale of leased equipment. The Company has established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At August 31, 1999, $5,813,000 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4 % and expires in December 2000.

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

Continental Information Systems Corporation
and its Subsidiaries
--------------------------------------------------------------------------------

a result, the year 1999 (i.e., "99") could be the maximum date value these systems will be able to process accurately.

The Company engaged in a review of the software and information systems it uses in an effort to determine whether it or its operations may be materially adversely affected by this "Year 2000" conversion. As a result of that review, the Company upgraded and replaced its hardware systems with systems that are Year 2000 compliant. In addition, the Company has completed conversion to the updated release of its vendor's lease billing software and new accounting software, which is year 2000 compliant. The Company has inquired of, and generally obtained the assurances of, the providers of such software with respect to its being Year 2000 compliant. Based on its review the Company does not presently believe that Year 2000 compliance issues with respect to its software and systems will cause any material disruptions, malfunctions or failures of its business. However, no assurances can be given that such review uncovered every potential adverse effect of the Year 2000 conversion in connection with any of such software or systems.

With respect to assets other than its computer hardware and software systems, the Company is aware that some of the equipment it leases may have embedded technology that is not Year 2000 compliant. Under the terms of the leases, however, the Company is not responsible for the maintenance and repair of this equipment, and the leases are non-cancelable. Failure to achieve Year 2000 compliance may materially adversely affect the residual value of such equipment. No assurance can be given that such decrease in residual value would not have a material adverse effect on the Company's business or results of operations. However in light of the sale of a substantial portion of the Company's equipment lease portfolio, such exposure is diminished. The Company has concluded its review of whether the software and systems of the vendors, financing sources, customers, equipment manufacturers or distributors or other parties with which it deals may, as a result of the Year 2000 conversion, have a materially adverse effect on the Company or its operations. As part of this review, the Company has obtained assurances from each of such parties, whose dealings with the Company are material to the Company or its operations, that such party does not and will not utilize software or systems that may interfere with the Company, or are or will be important to the operations of such party, that may cause problems to such party or the Company as a result of the Year 2000 conversion. However, no assurances can be given that the information obtained by the Company is accurate from such parties so as such to determine whether it may be materially adversely affected by the software or systems of such parties.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On June 1, 1999, CIS Air commenced an action in New York State Court against Eastwind Airlines, Inc. seeking damages resulting from Eastwind's failure to pay monies owed under a lease of one Boeing-737 Aircraft and two jet engines. On July 20, 1999, Eastwind answered the complaint and denied liability.

On September 29, 1999 CIS Air, together with other creditors, filed a petition of involuntary bankruptcy against Eastwind listing claims by CIS Air against Eastwind in the amount of $4,623,382. Under the Bankruptcy Code the action should serve as a stay of any legal proceedings pending against Eastwind.

On October 12, 1999 CIS Air commenced an action in the United States District Court for the Southern District of New York against UM Holdings, the sole shareholder of Eastwind, seeking damages in the amount of $4,623,382 based on the assumption of liability by UM of Eastwind's obligations.

The Company had previously filed suit in the Superior Court of Guilford County, North Carolina for return of the aircraft and other engines on lease to Eastwind. The Company obtained the return of its aircraft and engines, without prejudice to its underlying monetary claims.

As previously disclosed CIS Air was involved in litigation with Interglobal, Inc. ("Interglobal") and Aero California S.A. de C.V. ("Aero California") in the Superior Court of the State of California for the County of Orange. The parties reached a settlement agreement and mutual release of all claims by restructuring the promissory notes and security pledge agreements. Under the restructured agreement Interglobal issued a superceding secured promissory note, agreed to sell the underlying aircraft at a guaranteed sales price within one year, and in lieu thereof issued a secondary promissory note. Both notes are guaranteed by AeroCalifornia. AeroCalifornia also agreed to make two lump sum payments within twenty days of settlement, both payments which have been made. CIS Air also agreed to purchase the 50% interest in the notes and settlement proceeds it did not own.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            The following documents are filed as part of this Quarterly Report:

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

3.2** Restated Bylaws as amended through October 20, 1998 (Filed as exhibit 3.2 to the Company's Form 10-K for the fiscal year ended May 31, 1999 and incorporated herein by reference).

10.1** 1995 Stock Compensation Plan (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by reference).

10.2** Advisory Agreement for Real Estate Related Investments between Continental Information Systems Corporation and Emmes Investment Management Co. LLC dated June 30, 1997 (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

10.3* Loan and Security Agreement between CIS Air Corporation and Heller Financial, Inc. dated December 19, 1997 (Filed as Exhibit 10.1 to the Company's 10-Q for the quarter ended February 28, 1998 and incorporated herein by reference).

27.1        Financial Data Schedule.

---------------
* Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated by reference.

** Incorporated by reference.


      (b)   Report on Form 8-K

            The Company filed the following report on Form-8K on the date indicated during the quarter ended August 31, 1999.

                  Date              Description
                  ----              -----------

                  June 16, 1999     The Company announced the settlement of all
                                    litigation with the former owners of the Company's LaserAccess Printing Business.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CONTINENTAL INFORMATION SYSTEMS
                                 CORPORATION


Date:    October 15, 1999        By: /s/ Michael L. Rosen
                                     ------------------------
                                 Michael L. Rosen
                                 President, Chief Executive Officer and Director


Date:    October 15, 1999        By: /s/ Jonah M. Meer
                                     ------------------------
                                 Jonah M. Meer
                                 Senior Vice President, Chief Operating Officer
                                 and Chief Financial Officer