Form 10-Q
period 1999-11-30
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2000-01-14
CIK 24071

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 1999 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

Commission file number:   0-25104


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW YORK                           16-0956508
              --------                           ----------
     State or other jurisdiction              (I.R.S. Employer
           of incorporation                   Identification No.)

    45 BROADWAY ATRIUM, SUITE 1105, NEW YORK, NEW YORK       10006
    --------------------------------------------------       -----
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
Yes X    No
   ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes X     No
   ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 1999, the registrant has 6,576,244 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                 Page
                                                                                                Number
                                                                                                ------
PART I.             FINANCIAL INFORMATION:                                                          3

Item 1.             FINANCIAL STATEMENTS                                                            3

                    Consolidated Balance Sheets -
                    November 30, 1999 and May 31, 1999                                              3

                    Consolidated Statements of Operations -
                    for the three and six months ended November 30, 1999 and 1998                   4

                    Consolidated Statements of Cash Flows -
                    for the six months ended November 30, 1999 and 1998                             5

                    Notes to Consolidated Financial Statements                                    6-7

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                8-11


PART II.            OTHER INFORMATION:                                                             12

Item 1.             LEGAL PROCEEDINGS                                                              12

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                               12
                    --------------------------------


SIGNATURES                                                                                         13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
In Thousands (Except Number of  Shares)

-------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                           November 30,           May 31,
                                                                                                1999                1999
                                                                                                ----                ----
ASSETS:
Cash and cash equivalents                                                                  $   4,636             $   5,800
Accounts receivable, net                                                                         701                   304
Notes receivable                                                                               2,870                 3,205
Investment in mortgage participation notes                                                     1,148                   862
Inventory                                                                                      8,438                 6,961
Net investment in direct financing leases                                                      3,074                 4,807
Rental equipment, net                                                                          7,532                11,818
Property, Plant and Equipment, net                                                               338                   375
Other assets                                                                                     919                 1,212
                                                                                         -----------            ----------

           Total assets                                                                    $  29,656             $  35,344
                                                                                           =========             =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other liabilities                                              $    1,522             $   2,836
      Discounted lease rental borrowings                                                         216                   207
      Note payable to institution - collateralized                                             6,508                 7,515
      Deferred lease revenue                                                                   1,137                 2,710
                                                                                          -----------           ----------

           Total liabilities                                                                   9,383                13,268
                                                                                          ----------             ---------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares,
       issued 7,101,668 shares                                                                    71                    71
Additional paid-in capital                                                                    35,129                35,129
Accumulated deficit                                                                          (14,074)              (12,661)
                                                                                           ----------            ----------
                                                                                              21,126                22,539
Treasury stock, at cost; 514,824 shares                                                         (853)                 (463)
                                                                                           ----------           -----------

          Total shareholders' equity                                                          20,273                22,076
                                                                                           ----------           -----------

          Total liabilities and shareholders' equity                                       $  29,656             $  35,344
                                                                                           =========             =========


   The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
(IN THOUSANDS) EXCEPT PER SHARE INFORMATION
-------------------------------------------------------------------------------



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the Three                    For the Six
                                                                           Months Ended                   Months Ended
                                                                           NOVEMBER 30,                   NOVEMBER 30,
                                                                           ------------                   -------------
                                                                      1999           1998              1999         1998
                                                                     ------        -------            -------       ------
REVENUES:
Equipment sales                                                       $  133         $  104          $  3,068      $  3,202
Equipment rentals                                                      1,200          1,757             2,751         3,628
Income from direct financing leases                                      146            233               364           439
Interest, fees and other income                                          215            361               349           864
                                                                      ------        -------            -------       ------
                                                                       1,694          2,455             6,532         8,133
                                                                     -------       --------           -------       -------
COSTS AND EXPENSES:
Cost of sales                                                             63            190             2,618         2,886
Depreciation of rental equipment                                         932          1,389             2,215         2,810
Interest expense                                                         144            136               300           300
Other operating expenses                                                 208            224               490           524
Selling, general and administrative expense                            1,147            998             2,322         1,918
                                                                     -------       --------           -------       -------
                                                                       2,494          2,937             7,945         8,438
                                                                     -------        -------           -------       -------

Loss from operations before income taxes                                (800)          (482)           (1,413)         (305)

Credit for income tax                                                      -           (183)                -          (116)
                                                                    --------         -------         --------        -------

Net loss                                                              ($ 800)        ($ 299)         ($ 1,413)       ($ 189)
                                                                      =======        =======         =========       =======

Basic and diluted net loss per share (Note 2):                          (.12)          (.04)             (.21)         (.03)
                                                                        =====          =====             =====         =====

      Weighted average number of shares of common stock                6,671          6,939             6,815         6,939
             outstanding                                                =====          =====             =====         =====


   The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
(IN THOUSANDS)
-------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       For the Six Months Ended
                                                                                             November 30,
                                                                                       ------------------------
                                                                                       1999                   1998
                                                                                       ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                            ($  1,413)             ($  189)
                                                                                    ---------              --------

Adjustments to reconcile net loss from operations
To net cash provided by operating activities:
     Depreciation and amortization                                                      2,295                 2,857
     Gain from sale of equipment subject to lease                                        (492)                 (316)
     Effect on cash flows of changes in:
        Accounts receivable                                                              (397)                 (455)
        Notes receivable                                                                  335                 2,539
        Other assets                                                                      262                  (256)
        Accounts payable and other liabilities                                         (1,314)                 (545)
        Deferred lease revenue                                                         (1,573)               (1,309)
        Other                                                                            (166)                 (247)
                                                                                    ----------            ----------
                                                                                       (1,050)                2,268
                                                                                    ----------             --------
           Net cash (used in) provided by operations                                   (2,463)                2,079
                                                                                     ---------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment subject to lease                                        3,069                 3,202
Purchase of rental equipment                                                             (987)               (3,553)
Purchase of property and equipment                                                        (11)                  (53)
Collections of rentals on direct financing leases net of
amortization of unearned income                                                           512                   693
(Disbursement for) proceeds from investment in mortgage notes                            (286)                  650
                                                                                     ---------              -------
     Net cash provided by investing activities                                          2,297                   939
                                                                                      -------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lease, bank and institution financings                                    2,468                 8,110
Payments on lease, bank and institution financings                                     (3,466)               (9,645)
                                                                                     ---------             ---------
     Net cash used in financing activities                                               (998)               (1,535)
                                                                                    ----------             ---------

     Net (decrease) increase in cash and cash equivalents                              (1,164)                1,483
Cash and cash equivalents at beginning of period                                        5,800                 3,211
                                                                                      -------               -------
Cash and cash equivalents at end of period                                           $  4,636              $  4,694
                                                                                     ========              ========

Cash paid for income taxes                                                          $      50              $    107

Cash paid for interest                                                              $     300              $    252

Supplemental schedule of noncash activities:
Inventory arising from transfers of equipment which came offlease                   $     685              $      0


   The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------
1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the six months ended November 30,1999 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended May 31, 1999, appearing in the Company's Form 10-K.

2.    NET INCOME PER SHARE

      EARNINGS PER SHARE are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128) EARNINGS PER SHARE, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net loss per share for the six months ended November 30, 1999 and 1998, were computed based on the weighted average number of shares of common stock outstanding during the periods. As of November
      30, 1999, the Company had outstanding options to purchase 350,669 shares of common stock (see Note 5). The effect of these options is antidilutive in the computation of diluted net loss per share.

3.    ESTIMATES

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements. These estimates and assumptions may also affect the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from these estimates.

4.    RECLASSIFICATIONS

      Certain prior period balances have been reclassified to conform to the current period financial statement presentation.

5.    STOCK OPTION PLAN

      In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, in the discretion of the Board of Directors, to employees of, and independent contractors and consultants to, the Company.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

         A summary of the status of the 1995 Plan as of November 30, 1999 and changes since inception is presented below:


                                                                                            Weighted Average
                                                                         Number of           Exercise Price
                                                                          Options              Per Option
                                                                         ---------             ----------
           Outstanding at
                 May 31, 1997  (188,337 exercisable)                      284,000             $2.02
           Granted                                                        190,674             $2.38
           Exercised                                                      (70,001)            $1.97
           Forfeited/expired                                              (38,331)            $1.97
                                                                        ---------
           Outstanding at
                 May 31, 1998 (234,002 exercisable)                       366,342             $2.22
           Granted                                                         72,000             $1.92
           Exercised                                                            -                 -
           Forfeited/expired                                              (16,668)            $1.97
                                                                       ----------
           Outstanding at
                 May 31, 1999 (298,008 exercisable)                       421,674             $2.18
           Granted                                                              -                 -
           Exercised                                                            -                 -
           Forfeited/expired                                              (45,002)            $1.97
                                                                        ---------
           Outstanding at
                 August 31, 1999 (311,339 exercisable)                    376,672             $2.20
                                                                        ---------
           Granted                                                          9,000             $1.32
           Exercised                                                            -                 -
           Forfeited/expired                                              (35,003)            $2.23
                                                                         --------
           Outstanding at
                 November 30, 1999 (338,336 exercisable)                  350,669             $2.17
                                                                         ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 1999, appearing in the Company's Form 10-K.

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements and the Company's future business plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. The actual results may differ significantly from those currently anticipated. Among the factors that could cause actual results to differ materially are those set forth below and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED NOVEMBER 30, 1999 AND 1998

OPERATIONS

REVENUES
Total revenues decreased 31% to $1.7 million for the three months ended November 30, 1999 from $2.5 million for the comparable period in 1998. For the six months ended November 30, 1999, total revenues decreased 20% to $6.5 million from $8.1 million for the comparable period in 1998. The decrease in total revenues are attributable to the Company ceasing the origination of new equipment leases and the sale of a substantial portion of the Company's lease portfolio as of August 31, 1999.

Equipment sales increased 28% to $133,000 for the three months ended November 30, 1999 from $104,000 for the comparable period in 1998. Equipment sales decreased 4% to $3.1 million compared to $3.2 million for the comparable period in 1998.

Income from equipment rentals and direct financing leases for the three and six months ended November 30, 1999 decreased $644,000 (32%) and $952,000 (23%), respectively, from the comparable periods in 1998. Lease rentals and income from direct financing leases in the Company's CIS Air subsidiary were lower in the amount of $800,000 for the six month period.

Interest, fees and other income for the three and six months ended November 30,1999 were $215,000 and $349,000, respectively, compared to $361,000 and
$864,000 for the comparable periods in 1998. The respective decreases of $146,000 (40%) and $515,000 (60%) principally reflect declines in Equipment Management Income fee and other fee income for CIS Air as a result of the suspension of management fees from the JetStream Partnerships. The managing partners of the JetStream Partnerships have solicited and received unitholders' approval for the liquidation of the JetStream Partnerships and for the payment of a marketing fee upon the sale of the Partnerships assets. The marketing of the assets is expected to begin in January 2000 and to be completed in approximately one year.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

COSTS AND EXPENSES
Costs and expenses for the three and six months ended November 30, 1999 decreased by $443,000 (15%) and $493,000 (6%), respectively, from the comparable periods in 1998.

Depreciation of rental equipment for the three and six months ended November 30, 1999 decreased to approximately $0.9 million and $2.2 million respectively, from $1.4 million and $2.8 million, for the comparable periods in 1998. This decrease is due to a decline in the renting of equipment as a result of the sale of substantially all of the Company's equipment leases as well as several engines coming off lease at the end of the quarter in August 1999.

Selling, general and administrative expenses for the three months ended November 30, 1999 were $1.1 million as compared to $998,000 for the comparable period in 1998. This increase is attributable to the early termination of the lease of the Company's former headquarters in Syracuse, as well as startup expenses in the Company's Electronic Execution Business in the amount of $115,000. For the six months ended November 30, 1999, selling, general and administrative expenses were $2.3 million as compared to $1.9 million for the comparable period in 1998. This increase is attributable to employee severance benefits and headquarters' closing expenses in the amount of $200,000, increased legal fees relating to litigation with two lessees of CIS Air in the amount of $130,000, and consulting fees for CIS Air in the amount of $155,000, as well as startup expenses in the Electronic Execution Business.

INCOME TAXES
For the three and six months ended November 30, 1998, a provision for deferred income tax benefit on loss from operations was recorded, at an effective tax rate of 38%, in the amounts of $183,000 and $116,000, respectively. For the quarter ended November 30, 1999, a provision for deferred income tax benefit on loss from operations was not recorded, since, in management's opinion, the realizability of such deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the six months ended November 30, 1999 was $2.5 million as compared to net cash provided by operations in the amount of $2.1 million for the comparable period in 1998.

Net cash provided by investing activities for the six months ended November 30, 1999 was $2.3 million compared to $939,000 for the six months ended November 30, 1998. The Company purchased $987,000 of additional rental equipment during the six months ended November 30, 1999 as compared to $3.6 million for the comparable period in 1998. The Company invested $286,000 in mortgage participation notes during the six months ended November 30, 1999 as compared to proceeds of $650,000 from investment in mortgage participation notes for the comparable period in 1998.

In August 1999, the Company announced that its subsidiary CIS Corporation would no longer enter into new equipment leases. The Company has authorized in its first year of development the expenditure of $3 million in start up operating funds for its Electronic Execution Business. During the six months ended November 30, 1999, the Company expended $125,000 for its Electronic Execution Business.

Proceeds from lease, bank and institution financings for the six months ended November 30, 1999 and 1998 were $2.5 million and $8.1 million, respectively, while repayments on these financings were $3.5 million and $9.6 million for the respective 1999 and 1998 periods.

As of November 30, 1999, the Company had $4.6 million in cash and cash equivalents, as compared to $4.7 million at November 30, 1998 and $5.8 million at May 31, 1999. In August 1999, proceeds of $2.9 million were received by CIS in connection with the sale of substantially all of its equipment lease portfolio. The Company has established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The revolving facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At November 30, 1999, $6,508,000 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4 % and expires in December 2000.

YEAR 2000
As the year 2000 approached, a critical issue emerged for all companies, including the Company, with respect to whether application software programs and operating systems utilized by the Company and the companies with which it does business could accommodate this date value. In brief, many existing application software products in the marketplace were designed only to accommodate a two-digit date position which represents the year (e.g., "95" is stored on the system and represents the year 1995). As a result, the year 1999 (i.e., "99") could be the maximum date value these systems will be able to process accurately.

The Company engaged in a review of the software and information systems it used in an effort to determine whether it or its operations may be materially adversely affected by this so-called "Year 2000" conversion. Such efforts were previously reported by the Company and disclosed in earlier filings.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


Subsequent to the arrival of the year 2000, the Company did a review of its systems to see if its operations were materially affected by the conversion to the year 2000. This review shows no such effect on the Company's operations. The Company also reviewed important vendors, financing sources, customers, equipment manufacturers, distributors or other parties with which it transacts business and has seen no impact from the conversion. The Company has also monitored public reports of conversion problems. No problems have been reported which would have an impact on the Company's operations.

It is possible that month-end and other period ending processing cycles may disclose undiscovered problems arising from the conversion. The Company will continue to diligently monitor its operations in the future for such problems.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CIS Air has three actions pending against Eastwind Airlines, a lesee of aircraft and engines.

1. On Sept 24, 1999 CIS Air, along with two other creditors, filed a petition for involuntary bankruptcy against Eastwind in the Bankruptcy Court in Delaware asserting a claim of $4,623,383 consisting primarily of non payment of aircraft lease payments and reserves, violations of the return provisions, non payment for engine leases and non return of a damaged engine. The matter is still in the discovery and document production stages of the litigation.

2. CIS Air previously sued Eastwind in State Court, New York County. That action is stayed pending resolution of the bankruptcy action.

3. CIS Air has commenced an action in the United States District Court for the Southern District of New York against UM Holdings, the sole shareholder of Eastwind, seeking damages in the amount of $4,623,383 based on the assumption of liability by UM of Eastwind's obligations. The matter is in the early stages of litigation.

CIS Air has also filed suit in the United States District Court for the Southern District of New York against Cigna Insurance for failure to pay CIS Air $400,000, as loss payee under an engine damage policy procured by Eastwind for the benefit of CIS Air. The parties are in settlement discussions which are complicated by the bankruptcy proceedings against Eastwind. Any proceeds by the Company as a result of this suit would offset the claims against Eastwind and UM.

CIS Air filed suit in November 1999 against AeroTurbine, a Florida-based corporation, in State Court in North Carolina. The suit alleges that AeroTurbine, in removing hushkits that it had purchased which were annexed to two CIS engines, negligently damaged the CIS engines, thereby causing CIS to incur expenses in repairing them. AeroTurbine has not yet answered the claim.

The Company is not a defendant in any action.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS

                  27.1  Financial Data Schedule

           (b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed by the Company during the six months ended November 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            CONTINENTAL INFORMATION SYSTEMS
                            CORPORATION

Date: January 14, 2000      By:  /S/ MICHAEL L. ROSEN
                                 --------------------
                                 Michael L. Rosen
                                 President, Chief Executive Officer and Director



Date: January 14, 2000      By:  /S/ JONAH M. MEER
                                 -----------------
                                 Jonah M. Meer
                                 Senior Vice President, Chief Operating Officer
                                 and Chief Financial Officer