Form 10-Q
period 2000-02-29
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2000-04-14
CIK 24071

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2000 or

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

           Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____ No  _____

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

           Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2000, the registrant had 6,576,244 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                                                  Page
                                                                                                 Number
                                                                                                 ------
PART I.             FINANCIAL INFORMATION:                                                          3

Item 1.             UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS                                     3

                    Consolidated Balance Sheets -
                    February 29, 2000 and May 31, 1999                                              3

                    Consolidated Statements of Operations -
                    for the three and nine months ended February 29, 2000 and February 28, 1999     4

                    Consolidated Statements of Cash Flows -
                    for the three and nine months ended February 29, 2000 and February 28, 1999     5

                    Notes to Consolidated Financial Statements                                    6-7

Item 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                8-10

PART II.            OTHER INFORMATION:                                                             11

Item 1.             LEGAL PROCEEDINGS                                                              11

Item 6.             EXHIBITS AND REPORTS ON FORM 8-K                                               12


SIGNATURES                                                                                         13


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
In Thousands (Except Number of  Shares)
--------------------------------------------------------------------------------


                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                                              February 29,          May 31,
                                                                                                 2000                1999
                                                                                                 ----                ----
ASSETS:
Cash and cash equivalents                                                                    $   4,133            $   5,800
Accounts receivable, net                                                                         1,330                  304
Notes receivable                                                                                 2,781                3,205
Investment in mortgage participation notes                                                       1,142                  862
Inventory                                                                                        6,738                6,961
Net investment in direct financing leases                                                        2,718                4,807
Rental equipment, net                                                                            8,463               11,818
Property, Plant and Equipment, net                                                                 288                  375
Other assets                                                                                       985                1,212
                                                                                             ---------            ---------

           Total assets                                                                      $  28,578            $  35,344
                                                                                             =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
      Accounts payable and other liabilities                                                 $   1,646            $   2,836
      Discounted lease rental borrowings                                                           179                  207
      Note payable to institution - collateralized                                               7,132                7,515
      Deferred lease revenue                                                                       580                2,710
                                                                                             ---------            ---------

           Total liabilities                                                                     9,537               13,268
                                                                                             ---------            ---------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares,
       issued 7,101,668 shares                                                                      71                   71
Additional paid-in capital                                                                      35,129               35,129
Accumulated deficit                                                                            (15,293)             (12,661)
                                                                                             ----------           ----------
                                                                                                19,907               22,539
Treasury stock, at cost; 525,424 shares in 2000 and 514,824                                       (866)                (463)
shares in 1999                                                                               ----------          -----------

          Total shareholders' equity                                                            19,041               22,076
                                                                                             ---------            ---------

          Total liabilities and shareholders' equity                                         $  28,578            $  35,344
                                                                                             =========            =========


   The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
(In Thousands) Except Per Share Information
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 For the Three                   For the Nine
                                                                 Months Ended                    Months Ended
                                                              Feb. 29,      Feb. 28,        Feb. 29,       Feb.28,
                                                              --------      --------        --------       -------
                                                               2000           1999            2000           1999
                                                               ----           ----            ----           ----
REVENUES:
Equipment sales                                               $  796        $  3,109         $  3,864      $  6,311
Equipment rentals                                              1,110           1,657            3,861         5,285
Income from direct financing leases                              111             322              475           761
Interest, fees and other income                                  162             253              511         1,117
                                                              ------        --------         --------      --------
                                                               2,179           5,341            8,711        13,474
                                                              ------        --------         --------      --------
COSTS AND EXPENSES:
Cost of sales                                                    582           2,584            3,200         5,470
Depreciation of rental equipment                                 849           1,315            3,064         4,125
Interest expense                                                 165             156              465           456
Other operating expenses                                         224             268              714           792
Selling, general and administrative expense                    1,578           1,008            3,900         2,926
                                                              ------        --------         --------      --------
                                                               3,398           5,331           11,343        13,769
                                                              ------        --------         --------      --------

Income (loss) from operations before income taxes             (1,219)             10           (2,632)         (295)

Provision (credit) for income tax                                  -               4                -          (112)
                                                              ------        --------         --------      --------

Net income (loss)                                           ($ 1,219)       $      6         ($ 2,632)       ($ 183)
                                                              ======        ========         ========      ========

Basic and diluted net income (loss) per share (Note 2):         (.19)              -             (.40)         (.03)
                                                              ======        ========         ========      ========

      Weighted average number of shares of common stock        6,576           6,933            6,736         6,937
      outstanding                                             ======        ========         ========      ========



   The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
(In Thousands)
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                         For the Nine Months Ended
                                                                                       Feb. 29,              Feb. 28,
                                                                                       --------              --------
                                                                                        2000                  1999
                                                                                        ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              ($  2,632)            ($  183)
                                                                                      ---------            --------

Adjustments to reconcile net loss from operations to net cash provided by operating activities:
     Depreciation and amortization                                                        3,447               4,198
     Gain from sale of equipment subject to lease                                          (664)               (841)
     Effect on cash flows of changes in:
        Accounts receivable                                                              (1,026)               (351)
        Notes receivable                                                                    424               3,484
        Other assets                                                                        (81)               (265)
        Accounts payable and other liabilities                                           (1,189)               (614)
        Deferred lease revenue                                                           (2,130)             (2,254)
        Other                                                                              (121)               (530)
                                                                                      ---------            --------
                                                                                         (1,340)              2,827
                                                                                      ---------            --------
        Net cash (used in) provided by operations                                        (3,972)              2,644
                                                                                      ---------            --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment subject to lease                                          3,882               7,921
Purchase of rental equipment                                                             (1,577)             (9,104)
Purchase of property and equipment                                                          (16)                (76)
Collections of rentals on direct financing leases net of
amortization of unearned income                                                             708               1,069
(Disbursement for) proceeds from investment in mortgage notes                              (280)                850
                                                                                      ---------            --------
     Net cash provided by investing activities                                            2,717                 660
                                                                                      ---------            --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from lease, bank and institution financings                                      3,872              13,443
Payments on lease, bank and institution financings                                       (4,284)            (14,107)
                                                                                      ---------            --------
     Net cash used in financing activities                                                 (412)               (664)
                                                                                      ---------            --------

     Net (decrease) increase in cash and cash equivalents                                (1,667)              2,640
Cash and cash equivalents at beginning of period                                          5,800               3,211
                                                                                      ---------            --------
Cash and cash equivalents at end of period                                            $   4,133            $  5,851
                                                                                      =========            ========

Cash paid for income taxes                                                            $      73            $      33
Cash paid for interest                                                                $     468            $     465

Supplemental schedule of noncash activities:
Inventory arising from transfers of equipment which came offlease                     $     267             $      0


   The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements of Continental Information Systems Corporation and its subsidiaries (the "Company") contain all adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim periods presented. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted, the Company believes that the disclosures herein are adequate to make the information not misleading. The results of operations for the nine months ended February 29, 2000 are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the consolidated financial statements and accompanying notes for the fiscal year ended May 31, 1999, appearing in the Company's Form 10-K.

2.    NET INCOME PER SHARE

      EARNINGS PER SHARE are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128) EARNINGS PER SHARE, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net loss per share for the nine months ended February 29, 2000 and February 28, 1999, were computed based on the weighted average number of shares of common stock outstanding during the periods. As of February 29, 2000, the Company had outstanding options to purchase 354,949 shares of common stock (see Note 5). The effect of these options is antidilutive in the computation of diluted net loss per share.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


            A summary of the status of the 1995 Plan as of February 29, 2000 and changes since inception is presented below:


                                                                                          Weighted Average
                                                                          Number of        Exercise Price
                                                                           Options           Per Option
                                                                           -------           ----------
         Outstanding at
              May 31, 1997  (188,337 exercisable)                          284,000             $ 2.02
         Granted                                                           190,674             $ 2.38
         Exercised                                                         (70,001)            $ 1.97
         Forfeited/expired                                                 (38,331)            $ 1.97
                                                                         ---------
         Outstanding at
               May 31, 1998 (234,002 exercisable)                          366,342             $ 2.22
         Granted                                                            72,000             $ 1.92
         Exercised                                                               -                  -
         Forfeited/expired                                                 (16,668)            $ 1.97
                                                                         ---------
         Outstanding at
               May 31, 1999 (298,008 exercisable)                          421,674             $ 2.18
         Granted                                                                 -                  -
         Exercised                                                               -                  -
         Forfeited/expired                                                 (45,002)            $ 1.97
                                                                         ---------
         Outstanding at
               August 31, 1999 (311,339 exercisable)                       376,672             $ 2.20
                                                                         ---------
         Granted                                                             9,000             $ 1.32
         Exercised                                                               -                  -
         Forfeited/expired                                                 (35,003)            $ 2.23
                                                                         ---------
         Outstanding at
               November 30, 1999 (338,336 exercisable)                     350,669             $ 2.17
                                                                         ---------
         Granted                                                             4,280             $ 1.56
         Exercised                                                               -                  -
         Forfeited/expired                                                       -                  -

         Outstanding at
               February 29, 2000 (338,336 exercisable)                     354,949             $ 2.16
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

All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development and acquisitions plans, the Company's ability to obtain additional debt, equity or other financing, the Company's ability to generate cash from operations and future savings from existing operations, and the Company's future business plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. The actual results may differ significantly from those currently anticipated. Among the factors that could cause actual results to differ materially are the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors into the commercial aviation industries; risks attendant to the Company's securities processing software subsidiary, including the risk that the Company will be unable to establish necessary strategic market relationships or that such relationships will be unsuccessful, the risk related to uncertainty of demand and market acceptance for newly introduced, technology-based products and services, the risk of target users not adopting the Company's technologies as a preferred method for facilitating securities trades, and risks associated with technologies and computer programs that have not been subject to real-world performance conditions; the risks attendant to real estate finance generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments; pricing pressures which could affect demand for the Company's services; changes in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

CONTINUING OPERATIONS

REVENUES
Total revenues decreased 58% to $2.2 million for the three months ended February 29, 2000 from $5.3 million for the comparable fiscal quarter in 1999. For the nine months ended February 29, 2000, total revenues decreased 36% to $8.7 million from $13.5 million for the comparable fiscal period in 1999. The decrease in total revenues are attributable to the Company ceasing the origination of new equipment leases and the sale of a substantial portion of the Company's lease portfolio as of August 31, 1999.

Equipment sales decreased 74% to $0.8 million for the three months ended February 29, 2000 from $3.1 million for the comparable period in 1999. For the nine months ended February 29, 2000, equipment sales decreased 38% to $3.9 million compared to $6.3 million for the comparable period in 1999. In February 2000, equipment leases with the net book value $430,000 were sold to a lessee. A gain of $260,000 was recorded on the sale. Sales in CIS Air Subsidiary for three months ended February 29, 2000 were $55,000 down from $1.6 million in the comparable fiscal period in 1999. For the nine months ended February 29, 2000 sales in the CIS Air were lower by $3.2 million, offset by an increase in sales in the leasing division by $0.8 million.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

Income from equipment rentals and direct financing leases for the three and nine months ended February 29, 2000, decreased $758,000 (38%) and $1.7 million (28%), respectively, from the comparable periods in 1999. Lease rentals and income from direct financing leases were lower in the amount of $1.3 million for the nine month period due to the sale of a substantial portion of the lease portfolio and several engines coming off lease in the CIS Air subsidiary.

The Company is assessing its options with respect to its aviation business in light of current conditions in the global aircraft market, which have resulted in a decline in asset values, and in light of the Company's commitment of resources to its securities processing software subsidiary. As a result, the Company is restricting its new investments in aviation assets. Income from air operations may continue to decline in future periods.

Interest, fees and other income for the three and nine months ended February 29, 2000 were $162,000 and $511,000, respectively, compared to $253,000 and $1,117,000 for the comparable periods in 1999. The respective decreases of $91,000 (36%) and $606,000 (54%) principally reflect declines in Equipment Management Income and Other Fee Income for CIS Air as a result of the suspension of management fees from the JetStream Partnerships. The managing partners of the JetStream Partnerships have solicited and received unitholders' approval for the liquidation of the JetStream Partnerships and for the payment of a marketing fee upon the sale of the Partnerships' assets. The marketing of the JetStream Partnerships' assets began in January 2000 and is expected to be completed within one year.

COSTS AND EXPENSES
Costs and expenses for the three and nine months ended February 29, 2000 decreased by $1.9 million (36%) and $2.4 million (18%), respectively, from the comparable periods in 1999.

Depreciation of rental equipment for the three and nine months ended February 29, 2000 decreased to approximately $0.8 million and $3.1 million respectively, from $1.3 million and $4.1 million, for the comparable periods in 1999. This decrease is due to a decline in the renting of equipment as a result of the sale of substantially all of the Company's equipment leases as well an aircraft and several engines coming off lease at the end of the quarter in August 1999.

Selling, general and administrative expenses for the three months ended February 29, 2000 were $1.6 million as compared to $1.0 million for the comparable period in 1999. This increase is attributable to development expenses in the Company's securities processing software subsidiary (T1Xpert.com Corp.) in the amount of $769,000. For the nine months ended February 29, 2000, selling, general and administrative expenses were $3.9 million as compared to $2.9 million for the comparable period in 1999. This increase is attributable to employee severance benefits and headquarters' closing expenses in the amount of $94,000, increased legal fees relating to litigation with two lessees of CIS Air in the amount of $261,000, consulting fees for CIS Air in the amount of $133,000, as well as startup expenses in the amount of $884,000 for the T1Xpert.com Corp. subsidiary. The increase of $1.4 million was offset by a decrease in payroll expenses in the amount of $404,000. The Company expects that it will continue to incur start-up expenses for T1Xpert.com before this subsidiary begins to generate significant revenues. The Company has authorized expenditures for this project of up to $3.0 million, and additional costs will be incurred before revenues commence.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

INCOME TAXES

For the three and nine months ended February 28, 1999, a provision for deferred income tax benefit on loss from operations was recorded, at an effective tax rate of 38%, in the amounts of $4,000 and $112,000, respectively. For the quarter ended February 29, 2000, a provision for deferred income tax benefit on loss from operations was not recorded, since, in management's opinion, the realizability of such deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

                         LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operations for the nine months ended February 29, 2000 was $3.9 million as compared to net cash provided by operations in the amount of $2.6 million for the comparable period in 1999.

Net cash provided by investing activities for the nine months ended February 29, 2000 was $2.7 million compared to $660,000 for the nine months ended February 28, 1999. The Company purchased $1.6 million of additional rental equipment during the nine months ended February 29, 2000 as compared to $9.1 million for the comparable period in 1999. The Company invested $280,000 in mortgage participation notes during the nine months ended February 29, 2000 as compared to proceeds of $850,000 from investment in mortgage participation notes for the comparable period in 1999.

In August 1999, the Company announced that its subsidiary CIS Corporation would no longer enter into new equipment leases. The Company has authorized in its first year of development the expenditure of $3.0 million in start up operating funds for T1Xpert.com Corp., its securities processing software subsidiary. During the nine months ended February 29, 2000, the Company expended $889,000 in T1Xpert.com. As previously stated, the Company has committed up to $3.0 million to fund T1Xpert.com; approximately $2.1 million of this amount remains. The Company currently intends to seek strategic investors to raise necessary funds to finance T1Xpert.com after this amount is expended. There is a risk that the Company may not be able to attract such strategic investors. If such investors are not found, and the Company were to choose to advance additional funds, the Company may find it necessary to liquidate existing assets possibly below market and/or carrying value to finance T1Xpert.com.

Proceeds from lease, bank and institution financings for the nine months ended February 29, 2000 and February 28, 1999 were $3.9 million and $13.4 million, respectively, while repayments on these financings were $4.3 million and $14.1 million for the respective 2000 and 1999 periods.

As of February 29, 2000, the Company had $4.1 million in cash and cash equivalents, as compared to $5.9 million at February 28, 1999 and $5.8 million at May 31, 1999. In August 1999, proceeds of $2.9 million were received by CIS in connection with the sale of substantially all of its equipment lease portfolio. The Company has established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The revolving facility has a three-year term and permits borrowing equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At February 29, 2000, $7,132,000 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4 % and expires in December 2000.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

CIS Air Corporation ("CIS Air") has three actions pending against Eastwind Airlines, a lesee of aircraft and engines.

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

CIS Air has also filed suit in the United States District Court for the Southern District of New York against Cigna Insurance for failure to pay CIS Air $400,000 as loss payee under an engine damage policy procured by Eastwind for the benefit of CIS Air. Cigna has acknowledged liability but payment is complicated by the bankruptcy proceedings against Eastwind. Any proceeds received by the Company as a result of this suit would offset the claims against Eastwind and UM.

CIS Air filed suit in November 1999 against AeroTurbine, a Florida-based corporation, in state court in North Carolina. The suit alleges that AeroTurbine, in removing hushkits that it had purchased which were annexed to two CIS engines, negligently damaged the CIS engines, thereby causing CIS to incur expenses in repairing them. AeroTurbine has filed a counterclaim seeking unspecified damages. The matter is in the discovery phase of litigation.

On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000. CIS Air's time to answer has not expired, but it intends to vigorously defend this matter, and denies any liability on any of the causes of action.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)    EXHIBITS

                  27.1  Financial Data Schedule

           (b) REPORTS ON FORM 8-K - No reports on Form 8-K were filed by the Company during the quarter ended February 29, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CONTINENTAL INFORMATION SYSTEMS
                                CORPORATION

Date:    April 14, 2000         By:  /s/ MICHAEL L. ROSEN
                                     --------------------
                                Michael L. Rosen
                                President, Chief Executive Officer and Director




Date:    April 14, 2000         By:  /s/ JONAH M. MEER
                                    ------------------
                                Jonah M. Meer
                                Senior Vice President, Chief Operating Officer
                                and Chief Financial Officer