Form 10-K
period 2000-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2000-09-13
CIK 24071

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
                                ---------------

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                             ---------------------

For the Fiscal Year May 31, 2000                  Commission File Number 0-25104

                        CONTINENTAL INFORMATION SYSTEMS
                                  CORPORATION

                           (Exact name of registrant)

            45 Broadway Atrium, Suite 1105, New York, New York 10006
             (Address of principal executive offices and zip code)

                                 (212) 771-1000
                        (Registrant's telephone number)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The number of the registrant's shares of Common Stock outstanding on June 30, 2000 was 6,576,244.

As of June 30, 2000, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $4,259,708.*

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

------------------------

* Excludes 2,789,837 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2000. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors that may compete with the Company's T1Xpert.com subsidiary; risks generally associated with development technology projects, including design, concept and implementation; risks of the Company in exiting the aviation business including risks attendant to realizing acceptable value in liquidating assets; risks attendant to collecting on the Company's notes receivable arising out of various settlements in the aviation business, risks attendant to the Company's finance activities generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments and pricing pressures which could affect the value of the Company's assets; changes in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to update such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION AND HISTORY

    The Company is a New York Corporation that was organized in 1968. In
January 1989, the Company and nine of its affiliated subsidiaries filed for protection under chapter 11 of the United States Bankruptcy Code. The Company emerged from chapter 11 pursuant to a Plan of Reorganization in November 1994. In 1997, the Board of Directors undertook a restructuring of senior management. The new management included the appointment of a representative of the Company's largest shareholder as Chief Executive Officer. New management conducted a review of the Company's business and decided to focus on three areas of operations, and to dispose of unrelated lines of business, including telecommunications-related business units and its laser printing business. The three areas of business it focused on were leasing of certain capital equipment, buying and selling commercial aircraft and engines, and specialized financing services.

    In August 1999, the Company announced that its subsidiary, CIS Corporation, would no longer enter into new equipment leases and had sold a substantial portion of its remaining lease portfolio. Since then, the Company has been disposing of the balance of its remaining lease portfolio. The Company also announced that it would focus on developing and commercializing specialized software for the securities industry. In July 2000, the Company, citing market conditions, among other reasons, announced it was exiting the aviation business to focus its resources on the continued development and commercializing of an Internet-enabled electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day.

SECURITIES PROCESSING SOFTWARE BUSINESS

    As noted above the Company is continuing its focus on developing and commercializing software for the securities industry. Originally the product was designed to provide a trading portal to allow institutional traders to automate essentially all steps of the trading process across various trading platforms, and to find optimal price executions. After further research, design and development the product was redesigned and adapted to focus on the securities processing business of clearing firms generally, especially in connection with proposed shortening of trading cycles from settlement occurring three days after the trade date to one day after the trade date. This change is commonly referred to as "T+1". The newly created subsidiary that was formed to engage in this line of business, CIS Portal Corporation, changed its name to T1Xpert.com Corp. ("T1Xpert.com") to more properly reflect its business focus.

    The Company believes that there is a substantial window of opportunity surrounding the planned transition to T+1 for a new entrant who is able to offer a complete real-time processing and settlement system that includes operational risk management tools. T1Xpert.com is in the early stages of developing what management believes will be a complete real-time processing and settlement solution encompassing straight through processing, process control, and operational risk management, and plans to release an early test system by the end of the 2000 calendar year. There can be no assurance, however, that the Company's product goals will be met or, if they are, that the resulting products will meet current expectations. In addition, there is currently no established market for these services and there can be no assurance that the Company will be able to create a market for its products.

CUSTOMERS AND MARKETING

    As part of the marketing plans of T1Xpert.com, the Company may seek to engage in strategic market relationships with vendors, brokers, dealers or other market participants. There can be no assurance, however, that the Company will be able to establish the necessary strategic market relationships, or, if such relationships are established, that they will be successful.

    The current marketing strategy for T1Xpert.com is focused on being an early entrant with a new product that management believes will solve the straight through processing and T+1 problems. Establishing early product and firm credibility will be essential to the success of the business. The Company will be unable to establish such credibility if testing of the product does not meet expectations or the Company is unable to meet current product timing and development goals. Furthermore, technological changes may make the Company's product obsolete, requiring a complete technological overhaul of the product or allowing another entrant with more up-to-date technology to take the lead in the industry.

    The Company currently intends to rely on developing business through the existing contacts and industry relationships of its senior management and other key personnel. It is hoped that the development partners will become early customers. There is a risk that, if the Company is unable to develop necessary relationships, or if members of senior management and other key personnel leave the Company, the Company will be unable to successfully develop its T1Xpert.com business.

    The Company intends that, in order to induce potential clients to test the product, T1Xpert.com may provide incentives to such clients by offering them equity interests, special investment opportunities and product discounts. There can be no assurance, however, that potential clients will be willing to take such incentives in exchange for allowing T1Xpert.com to test its products at their businesses.

    T1Xpert.com currently has no clients, though it has been engaged in discussions with potential clients. There can be no assurance that such discussions will lead to successful client relationships.

    As the Company is in the initial stages of developing its T1Xpert.com business, the product has not yet been released or tested for functionality. There is currently no demonstrated market for this product and the Company does not have any contracted clients.

    The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

COMPETITION

    T1Xpert.com may face competition from systems developed by other, much larger companies and its success may depend on the ability of the Company to position itself as the preferred trading facilitation service provider for institutional users. This, in turn, will depend on the speed with which the Company can develop and commercialize its products to its target users. Potential competitors may have access to greater resources or better technology.

    The Company's continued ability to compete effectively is also materially affected by its ability to attract and retain well-qualified personnel and by the availability of financing on competitive terms and conditions. Many of the Company's potential competitors may have substantially greater financial resources, economies of scale and lower capital costs than the Company and, as a result, no assurance can be given that the Company will be successful in operating profitably or in obtaining access to competitive capital sources or other means of financing its product development.

    The Company believes it will compete primarily on its use of the most current technology platforms, its understanding of the securities industry, its capability to meet customer needs, its flexibility in structuring transaction terms, its reliability in meeting commitments and the degree of knowledge and competence of key employees and advisors.

PROPRIETARY RIGHTS

    The Company currently has no patents. It has applied for registration of T1Xpert.com as a registered trademark. The Company's ability to succeed will depend on the development of related proprietary technologies and specialized processes either alone or in conjunction with others. These proprietary technologies and processes will require the Company to secure patents and trademarks to protect its systems and services. The Company may use licenses from other relevant technology that may be important to the Company's business.

FEDERAL REGULATION

    T1Xpert.com is not a broker dealer, nor does it engage in activities that management believes require it to register as such. At present there is no known regulation governing T1Xpert.com's activities, other than those that affect all businesses generally. It does intend, however, to provide services to registered broker dealers, and assist them with complying with various laws and regulations. Its product offering is intended to assist broker dealers in meeting a variety of such regulations. Failure to properly develop products in compliance with such regulation could have a negative impact on the Company's business.

EMPLOYEES

    T1Xpert.com currently has nine employees, including seven full time programmers. It also retains two consultants as programmers. The other employees are its president and its chief operating officer each of whom works full time on the T1Xpert.com business. In addition, employees of the Company provide services to T1Xpert.com including executive, accounting, clerical, and legal services.

DISCONTINUED OPERATIONS

    Through its wholly owned subsidiary, CIS Air Corporation, a Delaware corporation ("CIS Air"), the Company participated in the worldwide market for the sale and leasing of used, commercial aircraft and aircraft engines. In recent periods, CIS Air's activities have consisted primarily of acquiring aircraft engines and then selling, leasing or selling them subject to lease. CIS Air financed its portfolio acquisitions with cash flows from operations or through borrowings under CIS Air's revolving credit facility.

    Engines, which were acquired from brokers, airlines and dealers, were used and frequently in need of substantial repair or refurbishing. The Company, when necessary, contracted with outside vendors to complete this upgrade process before reselling or leasing the equipment to its customers. Aircraft acquired by the Company were in various stages of airworthiness. Repairs and upgrades to the aircraft were sometimes required prior to leasing the aircraft. CIS Air's leases required the lessee to maintain the aircraft in accordance with FAA-approved maintenance programs and contained specific return conditions.

    In July 2000, the Company announced that it had sold a portion of its engine portfolio and had placed the balance out for competitive bid. Proceeds of any sales will be used to pay down CIS Air's existing credit facility with its lender. Any proceeds remaining after repayment of debt will be retained by the Company for general business purposes. As of August 23, 2000 the balance on the credit facility was $1,424,165 and the Company plans to continue to dispose of assets in order to pay down the remaining balance. The Company announced that completion of the sale of its engine portfolio will conclude its exit from the aviation business. The Company is treating the aviation business as a discontinued operation with appropriate disclosure and valuation under accounting principles generally accepted in the United States.

    In addition to CIS Air's sales and leasing activities, a subsidiary of CIS Air, CIS Aircraft Partners, Inc., had managed a portfolio of commercial aircraft on behalf of two publicly held limited partnerships, JetStream, L.P. and JetStream II, L.P. since their inception in 1987 and 1988 respectively. As managing general partner, CIS Aircraft Partners, Inc. acquired the portfolio on behalf of the partnerships, arranged leases of the aircraft and engaged in ongoing management activities including remarketing to preserve and protect the value of the portfolio. The payment of management fees to CIS Aircraft
Partners, Inc. from Jet Stream, L.P. was suspended in December 1997, and the payment of management fees from JetStream II, L.P. was suspended in September 1998, as under the terms of the respective limited partnership agreements, these fees are subordinate in right of payment to a preferred rate of return to the limited partners.

    The general partners of the JetStream Partnerships solicited and received unitholders' approval for the liquidation of the JetStream Partnerships and for the payment of a marketing fee upon the sale of each of the Partnerships' assets. The marketing of the assets began in January 2000 and all the assets of the portfolios except one aircraft held by JetStream L.P. were sold by the Partnerships. JetStream L.P. is suing the lessee to regain possession of the remaining aircraft and aircraft records and intends to sell the aircraft upon repossession.

OTHER FINANCE ACTIVITIES

    On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term financing for commercial real estate transactions. At May 31, 2000, the Company's investment in such transactions was approximately $703,224.

    From time to time the Company makes loans or loan guarantees to borrowers with profiles that do not meet the requirements of traditional lending institutions. The Company's determination whether to make the loan will depend on a number of factors, some of which include: an evaluation of the borrower, the purpose of the loan, collateral held by the Company, if any, the nature of the Company's security interest and the time expected to repayment. Based on the unique nature of the loan the Company may receive fees, equity interests or other forms of remuneration in addition to interest. The Company has made several such loans and loan guarantees, which the Company is in the process of managing, collecting and liquidating. In exchange for a loan guarantee made by the Company, the Company received warrants in a high technology company, which the Company currently carries at zero valuation. The amount of warrants, their valuation and pricing will be determined upon successful completion of the next round of financing to be conducted by the technology company. The Company has valued these warrants at zero as there are no reasonable means to estimate current value.

FINANCING

    The Company's financing strategy had been primarily to use its own capital, except in the aviation subsidiary where the Company also has a collateralized, revolving loan agreement with an institution to provide lease and inventory financing for aircraft engines for CIS Air in the amount of $10,000,000. The facility bears interest at prime plus 1/4% and expires in December 2000. In connection with the Company's decision to exit the aviation business it has been paying down the debt associated with the engines. The Company believes that proceeds from sale of these engines will be sufficient to pay off the debt.

    The Company's expansion into a new line of business will place significant demands on its current financial resources. The Company will need to arrange for additional financing to aid in the development and commercialization of the securities processing software. The Company anticipates that it will seek to raise funds from outside sources in exchange for an interest in T1Xpert.com.

CONCENTRATION OF CREDIT RISK

    As T1Xpert.com is in the development stage it has no customers. Initially the Company anticipates that it may have only a few customers. The Company believes that it competes in an industry in which many of its potential customers are under regulatory guidelines which require that such entity maintains a prescribed level of capital in the operations of its business.

    Of the Company's notes receivable balance $2,083,000 is owed by one customer in the aviation business. Thus, the Company is directly affected by the well being of this one company and the airline industry in general. The credit risk associated with this customer is mitigated by the note being collateralized; however a substantial portion of such collateral is outside the United States, thereby creating potential difficulties in the recovery of collateral in case of default.

EMPLOYEES

    As of June 30, 2000, the Company had 23 full-time employees, none of whom were employed under a collective bargaining agreement. Ten of these employees work in administration. It is anticipated that with the exiting of the Company from the aviation business a substantial number of these employees will no longer be necessary. Estimated termination costs have been taken into account in discontinued operations. In connection with T1Xpert.com, the Company's plan is to add employees, but it may be hampered if there are limitations in the pool of eligible available personnel in the technology job market in which the Company operates.

ITEM 2.  PROPERTIES

    The Company's executive offices are located in New York, New York. The Company maintains branch offices located in Syracuse, New York and in Los Angeles, California. The Company anticipates relinquishing the leases on the Syracuse and Los Angeles branch offices within the current fiscal year in connection with its exiting from the aviation business. These leases occupy in the aggregate approximately 7,000 square feet, (6,000 in New York City) for an aggregate monthly rental of approximately $15,000, $14,000 of which is related to the New York City office.

ITEM 3.  LEGAL PROCEEDINGS

    CIS Air Corporation ("CIS Air") has three actions pending against Eastwind Airlines, a lessee of aircraft and engines.

    1. On Sept 24, 1999 CIS Air, along with two other creditors, filed a petition for involuntary bankruptcy against Eastwind in the Bankruptcy Court in Delaware asserting a claim of $4,623,383 consisting primarily of non payment of aircraft lease payments and reserves, violations of the return provisions, non payment for engine leases and non return of a damaged engine. Subsequently three other creditors executed Joinders to the Petition. On March 31, 2000 the Court ruled that the numerosity requirements of the Bankruptcy Code supporting the filing of the Creditor's petition were met. Trial as to whether Eastwind was paying their debts as they become due was held and proposed findings of fact and conclusions of law are due to be filed with the Court by the end of September 2000.

    2. CIS Air previously sued Eastwind in State Court, New York County. That action is stayed pending resolution of the bankruptcy action.

    3. CIS Air commenced an action in the United States District Court for the Southern District of New York against UM Holdings, the sole shareholder of Eastwind, seeking damages in the amount of $4,623,383 based on the assumption of liability by UM of Eastwind's obligations. The matter is in the early stages of litigation. The Company is currently in settlement negotiations concerning all of the actions against Eastwind and UM Holdings.

    On July 24, 2000 CIS Air settled its previously reported lawsuit against Cigna Insurance in exchange for the payment by Cigna to CIS Air's institutional lender as loss payee, the full value of the policy less the policy's deductible.

    CIS Air filed suit in November 1999 against AeroTurbine Inc., a Florida-based corporation, in State Court in North Carolina. The suit alleges that AeroTurbine, in removing hushkits that it had purchased which were annexed to two CIS owned engines, negligently damaged the CIS engines, thereby causing CIS to incur expenses in repairing them. AeroTurbine has filed a counterclaim seeking unspecified damages. The matter is in the discovery phase of litigation.

    On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. The litigation is in its initial stages.

    On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas AeroSpace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The suit is in the initial phase of litigation.

    On March 7, 2000 CIS Air filed suit against Express One International, Inc. a Delaware Corporation in The Supreme Court, State of New York, County of New York. The suits seek damages in an amount no less than $47,500 for engine rent and maintenance reserve payments and $70,639 for engine repairs. The suit is in the discovery phase of litigation.

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on the Nasdaq Small-Cap Market under the symbol CISC. The high and low bid information for the last two fiscal years is as follows:

                                                 AUGUST 31            NOVEMBER 30           FEBRUARY 28             MAY 31
                                            -------------------   -------------------   -------------------   -------------------
                                               FIRST QUARTER        SECOND QUARTER         THIRD QUARTER        FOURTH QUARTER
                                            -------------------   -------------------   -------------------   -------------------
                                              LOW        HIGH       LOW        HIGH       LOW        HIGH       LOW        HIGH
                                            --------   --------   --------   --------   --------   --------   --------   --------
Fiscal Year ended May 31, 2000............   $1.16      $1.25      $1.16      $ 1.38     $ 1.19     $2.75      $1.25      $2.81
Fiscal Year ended May 31, 1999............   $1.53       2.19      $1.25      $1.875     $1.125     $1.75      $1.22      $1.47

    As of June 30, 2000, there were 1,228 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date and the Company does not anticipate paying a dividend in the foreseeable future, as the Board of Directors intends to retain earnings for use in the business. Any future determination of dividends will depend upon any dividend restrictions applicable to the Company, the Company's financial condition, the Company's results of operations and such other factors as the Board of Directors deems relevant.

ITEM 6.  SELECTED FINANCIAL DATA:

    The following table sets forth a summary of selected consolidated financial data for the Company and its Subsidiaries as of the dates and for each of the years stated.

    This information should be read in conjunction with the Company's historical consolidated financial statements, the related notes, and the other information contained herein, including the information set forth in "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

                (Dollars in thousands except per share amounts)

                                                    2000       1999       1998       1997       1996
                                                  --------   --------   --------   --------   --------
PERIOD DATA:
Total Revenues..................................  $ 8,465    $ 8,797    $ 6,347    $16,055    $14,475
Costs and expenses..............................   10,854     11,720      7,243     15,764     15,716
                                                  -------    -------    -------    -------    -------
(Loss) income from continuing operations before
  provision (benefit) for income taxes..........   (2,389)    (2,923)      (896)       291     (1,241)
Provision (benefit) for income taxes............       --      5,448       (341)       111       (472)
                                                  -------    -------    -------    -------    -------
(Loss) income from continuing operations........   (2,389)    (8,371)      (555)       180       (769)
(Loss) income from discontinued operations, net
  of taxes......................................   (5,703)     1,544     (4,818)       906        835
                                                  -------    -------    -------    -------    -------
Net (loss) income...............................  $(8,092)   $(6,827)   $(5,373)   $ 1,086    $    66
                                                  =======    =======    =======    =======    =======
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON
  SHARE:
(Loss) income from continuing operations........  $ (0.36)   $ (1.21)   $ (0.08)   $  0.03    $ (0.11)
(Loss) income from discontinued operations......    (0.85)      0.22      (0.69)      0.12       0.12
                                                  -------    -------    -------    -------    -------
Net (loss) income...............................  $ (1.21)   $ (0.99)   $ (0.77)   $  0.15    $  0.01
                                                  =======    =======    =======    =======    =======

                             (Dollars in thousands)

                                                 MAY 31,    MAY 31,    MAY 31,    MAY 31,    MAY 31,
                                                   2000       1999       1998       1997       1996
                                                 --------   --------   --------   --------   --------
BALANCE SHEET DATA
  (AT YEAR ENDED):
Total assets...................................  $14,253    $25,218    $39,861    $42,204    $52,734
Liabilities....................................      672      3,142     10,901      7,603     19,281
Shareholders' equity...........................   13,581     22,076     28,960     34,601     33,453

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

    The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto which appear elsewhere in this Form 10-K. Please note that all statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, the Company's future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new technologies and competitors that may compete with the Company's T1Xpert.com subsidiary; risks generally associated with development technology projects, including design, concept and implementation; risks of the Company in exiting the aviation business including risks attendant to realizing acceptable value in liquidating assets; risks attendant to collecting on the Company's notes receivable arising out of various settlements in the aviation business, risks attendant to the Company's finance business generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and competition for attractive real estate finance investments and pricing pressures which could affect the value of the Company's assets; changes in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to update such forward-looking statements.

                             RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUES

    For the three fiscal years ended May 31, 2000, total revenues decreased to $8.5 million in fiscal 2000 from $8.8 million in fiscal 1999, while increasing from $6.3 million in fiscal 1998. Equipment sales increased to $4.7 million in fiscal 2000 from $2.6 million in fiscal 1999, and increased from $1.7 million in fiscal 1998. With the discontinuation of lease originations in August 1999 and sale of a substantial portion of the portfolio in fiscal 2000, equipment sales are expected to be minimal in fiscal 2001. The significant increase (78.3%) in sales during the fiscal year 2000 is due to the sale of the majority of computer equipment leases for $2.6 million to one lessee at the end of their lease term during the third and fourth quarters. The Company recorded a gain of $608,000, net of remarketing fees in the amount of $155,000 in fiscal 2000 for sales of previously leased computers. In August 1999, a substantial portion of the general equipment lease portfolio was sold for $1.7 million.

    Equipment rentals and income from direct financing leases decreased to $3.0 million in fiscal 2000 from $5.4 million in fiscal 1999 and from $3.6 million in fiscal 1998. The decrease in fiscal 2000 is chiefly attributable to the sale of the lease portfolio during the fiscal year 2000. The increase in fiscal 1999 is mainly due to the increased investment in direct finance leases made in fiscal 1998 as only 3 months' income was recorded in fiscal 1998 as compared to 12 months in fiscal 1999 for those leases.

    Interest, fees and other income decreased to $750,000 in fiscal 2000 from $764,000 in fiscal 1999, and decreased from $955,000 in fiscal 1998. Interest on bank and short term investments, amounted to $309,000 in fiscal 2000 compared to $162,000 in fiscal year 1999 and $274,000 in fiscal 1998. Interest on notes receivable decreased to $192,000 in fiscal 2000 from $343,000 in fiscal 1999 and decreased from $353,000 in fiscal 1998. This decrease is the result of the note receivable on spare parts inventory being paid down to $78,000 in fiscal 2000 from $675,000 in fiscal 1999.

COSTS AND EXPENSES

    Costs and expenses decreased to $10.9 million in fiscal 2000 from $11.7 million in fiscal 1999 and increased from $7.2 million in fiscal 1998. Cost of sales increased to $3.7 million in fiscal 2000 from $2.1 million in fiscal 1999 and from $1.2 million in fiscal 1998. The increase is a direct result of the 78.3% increase in sales. Cost of sales as a percentage of sales for the fiscal years ended May 31, 2000, 1999 and 1998 was 79.6%, 81.7% and 71.4%, respectively.

    Depreciation of rental equipment decreased to $2.4 million in fiscal 2000 from $4.2 million in fiscal 1999 and from $2.1 million in fiscal 1998. This decrease is directly related to the sale of $3.7 million of rental equipment during the fiscal year 2000. The increase in depreciation expense in fiscal 1999 is directly related to the addition of $14.6 million in rental equipment in March 1998 resulting in an increase in depreciation of $2.2 million in fiscal 1999.

    Interest expense decreased to $16,000 in fiscal 2000 from $127,000 in fiscal 1999 and decreased from $272,000 in fiscal 1998. These variances reflect the changes in the average debt outstanding during the respective periods. In fiscal 1999 $1.6 million of debt was paid off in conjunction with an equipment sale.

    Other operating expenses decreased to $612,000 in fiscal 2000 from $1,324,000 in fiscal 1999 and increased from $403,000 in fiscal 1998. The Company anticipates that these expenses which are principally related to leased equipment will decrease as the Company liquidates its lease portfolio. In fiscal 2000, re-marketing fees of $155,000 were recorded as a result of sale of computer equipment. A bad debt expense of $46,000 and an inventory write off of $63,000 were recorded in fiscal 2000. In fiscal 1999, an inventory write-off of $719,000 and a bad debt expense of $200,000 were recorded due to the bankruptcy of a large lessee of the Company. There were no corresponding expenses in fiscal 2000. With the discontinuation of lease originations in August 1999, operating expenses associated with leased equipment are expected to be minimal in fiscal 2001.

    Selling, general and administrative expenses increased to $4,063,000 in fiscal 2000 from $3,940,000 in fiscal 1999 and from $3,256,000 in fiscal 1998. In fiscal 2000 the increase in selling, general and administrative expenses was mainly attributable to the startup Company T1Xpert.com's expenses which amounted to $1,611,000 during the fiscal year. This increase was offset by a decrease in general and administrative expenses in the amount of $1,470,000. These decreases were principally due to cost containment efforts and staff reduction between the periods. The increase in fiscal 1999 was due to payments made for state franchise taxes in the amount of $675,000.

INCOME TAXES

    For the fiscal years ended May 31, 1999 and 1998, a provision for deferred income tax expense on income from continuing operations, was recorded in the amounts of $5,414,000 and $371,000, respectively. The value of the deferred tax assets is dependent on the Company generating future operating earnings, the income taxes on which would be offsettable by the Company's NOL carryforwards. The Company provided a full valuation allowance for these deferred tax assets as of May 31, 1999, since, in management's opinion, the future realizability of the deferred tax assets is uncertain in light of its actual operating results since reorganization. This action does not impair the availability of the NOL carryforwards to offset any future taxable earnings. The pre-reorganization NOL carryforwards expire during the years 2004 to 2010. Utilization of the pre-reorganization NOL carryforwards is limited to approximately $2 million per year. The Company periodically reviews the adequacy of the valuation allowance for NOL carryforwards and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

DISCONTINUED OPERATIONS

    On July 14, 2000, the Company announced that it has placed its commercial aircraft engine portfolio up for competitive bid, that upon completion of the sale it will be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation. The Company recorded a provision of $4,071,000 in the quarter ended May 31, 2000, relative to the disposal of CIS Air assets, including $2,679,000 representing estimated losses on sale of equipment and other revenues and charges related to the discontinuance of the business unit.

    A summary of the results of operations of the discontinued CIS Air business unit follows (in thousands):

                                                          YEAR ENDED MAY 31,
                                                    ------------------------------
                                                      2000       1999       1998
                                                    --------   --------   --------
Revenues..........................................  $ 4,135     $8,630    $12,092
Costs and expenses................................    5,767      8,172     10,218
                                                    -------     ------    -------
Income from discontinued operations...............   (1,632)       458      1,874
Loss on disposal of discontinued operations.......   (4,071)        --         --
                                                    -------     ------    -------
(Loss) income before provision for income taxes...   (5,703)       458      1,874
Provision for income taxes........................       --         --        712
                                                    -------     ------    -------
Net (loss) income from discontinued operations....  $(5,703)    $  458    $ 1,162
                                                    =======     ======    =======

    On May 29, 1998, the Company announced its decision to discontinue and liquidate its LaserAcess laser printing business. The Company recorded a provision of $4,955,000 in the quarter ended May 31, 1998, relative to the disposal of LaserAccess' assets, including the write-off of goodwill in the amount of $3,258,000, and other charges related to the discontinuance of the business unit.

    A summary of the results of operations of the discontinued Laser Access Business Unit follows (in thousands):

                                                           YEAR ENDED MAY 31,
                                                           -------------------
                                                             1999       1998
                                                           --------   --------
Revenues.................................................   $   --    $ 4,281
Costs and expenses.......................................       --      5,677
                                                            ------    -------
Loss from discontinued operations........................       --     (1,396)
Gain (Loss) on disposal of discontinued operations.......    1,086     (4,955)
                                                            ------    -------
Income (loss) before benefit for income taxes............    1,086     (6,351)
Benefit for income taxes.................................       --       (371)
                                                            ------    -------
Net income (loss) from discontinued operations...........   $1,086    $(5,980)
                                                            ======    =======

EQUIPMENT LEASING BUSINESS

    In August 1999, the Company announced that its subsidiary had sold a substantial portion of its remaining lease portfolio and would no longer enter into new equipment leases. The Company has outsourced the administration of its remaining lease portfolio, the termination dates of which exceed one year.

                        LIQUIDITY AND CAPITAL RESOURCES

FINANCING ACTIVITIES AND OTHER MATTERS

    Proceeds from lease, bank and institution financings for the fiscal years ended May 31, 2000, 1999 and 1998, were $205,000, $0 and $1,445,000, respectively, while payments on lease, bank and institution financings for the fiscal years ended May 31, 2000, 1999 and 1998, were $249,000, $2,387,000 and
$4,484,000 respectively. In August 1999 a substantial portion of the general equipment lease portfolio was sold resulting in paying down a majority of the debt balance.

    On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot repurchase program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the Nasdaq Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company repurchased from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. In February 1999, the Company announced that its Board of Directors had authorized the expenditure of an additional $500,000 for the repurchase of its common stock. The Company will hold all repurchased shares of common stock in its treasury. Subject to approval from the Board of Directors, the Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other transactions. As of May 31, 2000, approximately 525,000 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $866,000.

    T1Xpert.com had expended $1,611,000 as of May 31, 2000. The Company believes it has sufficient cash on hand to meet current operating needs until the projected development of an alpha product.

    The Company anticipates that in developing past the alpha stage it will need substantial additional funds. In connection therewith, the Company will be seeking investments from strategic client/investors and/or venture capital investors. The form of investment will depend upon terms and conditions to be negotiated. The Company may co-invest with such investors, or failing to find such investors the Company may decide to fund such expenditures from its own resources, as then available. There can be no assurance that the Company will be able to meet its financial needs after it passes the alpha stage of development.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

    The Company is exposed to risks associated with interest rate changes. The Company does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At May 31, 2000, the Company's total outstanding debt consisted of a secured, revolving loan facility in the amount of $6,919,000. The facility has a floating interest rate of prime plus 1/4% and expires in December 2000. If interest rates were to rise dramatically, the cost of servicing this loan would also increase. Based on weighted average borrowings outstanding under the credit facility during fiscal year 2000, a 1/8 percentage point change in the weighted average interest rate would have caused the interest expense to increase or decrease by approximately $9,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                        PAGE
                                                                                      --------
Financial Statements

(1         )            Financial Statements
                                                                                          15
                        Report of Independent Accountants...........................

                                                                                          16
                        Consolidated Balance Sheets
                            May 31, 2000 and 1999...................................

                                                                                          17
                        Consolidated Statements of Operations
                            Years ended May 31, 2000, 1999 and 1998.................

                                                                                          18
                        Consolidated Statements of Shareholders' Equity
                            Years ended May 31, 2000, 1999 and 1998.................

                                                                                          19
                        Consolidated Statements of Cash Flows
                            Years ended May 31, 2000, 1999 and 1998.................

                                                                                       20-35
                        Notes to the Consolidated Financial Statements..............

(2         )            Financial Statement Schedules
                                                                                          36
                        Valuation and Qualifying Accounts (Schedule II).............

    All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Continental Information Systems Corporation:

    In our opinion, the consolidated financial statements listed in the accompanying index on page 15 present fairly, in all material respects, the financial position of Continental Information Systems Corporation and its subsidiaries (the "Company") at May 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2000, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

    As described in Note 2, the Company believes it has sufficient funds to meet current operating needs until the projected development of an alpha product and through the end of fiscal 2001. The Company anticipates that in developing past the alpha stage it will need substantial additional funds and will be seeking additional investments from third parties. The Company may co-invest with such investors, or, failing to find such investors, the Company may decide to fund such expenditures from its own resources, as then available. There can be no assurance that the Company will be able to meet its financial needs after it passes the alpha stage of development.

PRICEWATERHOUSECOOPERS LLP
New York, New York
August 27, 2000

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                          CONSOLIDATED BALANCE SHEETS

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Assets:
Cash and cash equivalents...................................  $  3,382   $  5,616
Accounts receivable, net of allowance for doubtful accounts
  of $108 and $325 at May 31, 2000 and 1999 (Note 4)........     1,095         93
Notes receivable............................................     2,567      3,204
Investment in mortgage participation notes (Note 5).........     1,108        862
Inventory...................................................        --         52
Restricted cash.............................................       900         --
Net investment in direct financing leases (Note 6)..........     1,092      2,951
Rental equipment, net (Note 7)..............................        96      4,781
Property, plant and equipment, net (Note 8).................       260        372
Other assets................................................       229        470
Net assets of discontinued operations (Note 3)..............     3,524      6,817
                                                              --------   --------
    Total assets............................................  $ 14,253   $ 25,218
                                                              ========   ========
Liabilities and Shareholders' Equity:
Liabilities:
  Accounts payable and other liabilities....................  $    509   $    557
  Discounted lease rental borrowings (Note 9)...............       163        207
  Deferred lease revenue....................................        --      2,378
                                                              --------   --------
    Total liabilities.......................................       672      3,142
                                                              --------   --------
Commitments and contingencies (Notes 3 and 14)

Shareholders' Equity:
Common stock, $.01 par value; authorized 20,000,000 shares
  at May 31, 2000 and 1999; issued and outstanding 7,101,668
  shares at May 31, 2000 and 1999 (Notes 10 and 11).........        71         71
Additional paid-in capital..................................    35,129     35,129
Accumulated deficit.........................................   (20,753)   (12,661)
                                                              --------   --------
                                                                14,447     22,539
Treasury stock, at cost: 525,424 shares at May 31, 2000,
  216,824 shares at May 31, 1999 (Note 10)..................      (866)      (463)
                                                              --------   --------
    Total shareholders' equity..............................    13,581     22,076
                                                              --------   --------
    Total liabilities and shareholders' equity..............  $ 14,253   $ 25,218
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

                      IN THOUSANDS (EXCEPT PER SHARE DATA)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues:
Equipment sales.............................................  $ 4,671    $ 2,620    $ 1,740
Equipment rentals...........................................    2,747      4,804      3,137
Income from direct financing leases.........................      297        609        515
Interest, fees and other income.............................      750        764        955
                                                              -------    -------    -------
                                                                8,465      8,797      6,347
                                                              -------    -------    -------
Costs and Expenses:
Cost of sales...............................................    3,718      2,140      1,244
Depreciation of rental equipment............................    2,445      4,189      2,068
Interest expense............................................       16        127        272
Other operating expenses....................................      612      1,324        403
Selling, general and administrative expense.................    4,063      3,940      3,256
                                                              -------    -------    -------
                                                               10,854     11,720      7,243
                                                              -------    -------    -------
Loss from continuing operations before provision (benefit)
  for income taxes..........................................   (2,389)    (2,923)      (896)
Provision (benefit) for income taxes........................       --      5,448       (341)
                                                              -------    -------    -------
Loss from continuing operations.............................   (2,389)    (8,371)      (555)
                                                              -------    -------    -------
Discontinued Operations (Note 3):
  Income from discontinued operations, net of provision for
    income taxes of $341 in 1998............................   (1,632)       458        137
  (Loss) gain on disposal of discontinued operations net of
    (benefit) provision for income taxes....................   (4,071)     1,086     (4,955)
                                                              -------    -------    -------
  Total for discontinued operations.........................   (5,703)     1,544     (4,818)
                                                              -------    -------    -------
Net loss....................................................  $(8,092)   $(6,827)   $(5,373)
                                                              =======    =======    =======
Basic and diluted net (loss) income per share (Note 1):
  Loss from continuing operations...........................  $ (0.36)   $ (1.21)   $ (0.08)
  (Loss) income from discontinued operations................    (0.85)      0.22      (0.69)
                                                              -------    -------    -------
    Net loss per share......................................  $ (1.21)   $ (0.99)   $ (0.77)
                                                              =======    =======    =======
Weighted average number of shares of common stock
  outstanding...............................................    6,696      6,922      6,984
                                                              =======    =======    =======

   The accompanying notes are an integral part of these financial statements.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

                     IN THOUSANDS (EXCEPT NUMBER OF SHARES)

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                            COMMON                ADDITIONAL                            TREASURY
                                            SHARES      COMMON     PAID-IN     ACCUMULATED   TREASURY    COMMON
                                            ISSUED      STOCK      CAPITAL       DEFICIT      STOCK      SHARES
                                           ---------   --------   ----------   -----------   --------   --------
Balance--May 31, 1997....................  7,031,667     $70        $34,992      $   (461)       --         (960)
  Net loss...............................         --      --             --        (5,373)       --           --
  Acquisition of treasury shares.........         --      --             --            --      $406     (161,648)
  Stock options exercised................     70,001       1            137            --        --           --
                                           ---------     ---        -------      --------      ----     --------
Balance--May 31, 1998....................  7,101,668     $71        $35,129      $ (5,834)     $406     (162,608)
  Net loss...............................         --      --             --        (6,827)       --           --
  Acquisition of treasury shares.........         --      --             --            --        57      (54,216)
                                           ---------     ---        -------      --------      ----     --------
Balance--May 31, 1999....................  7,101,668     $71        $35,129      $(12,661)     $463     (216,824)
  Net loss...............................         --      --             --        (8,092)       --
  Acquisition of treasury shares.........         --      --             --            --       403     (308,600)
                                           ---------     ---        -------      --------      ----     --------
Balance--May 31, 2000....................  7,101,668     $71        $35,129      $(20,753)     $866     (525,424)
                                           =========     ===        =======      ========      ====     ========

   The accompanying notes are an integral part of these financial statements.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

                     IN THOUSANDS (EXCEPT NUMBER OF SHARES)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Cash flows from operating activities:
Net loss....................................................  $(8,092)   $(6,827)   $(5,373)
Less: (Loss) income from discontinued operations............   (5,703)     1,544     (4,818)
                                                              -------    -------    -------
    Loss from continuing operations.........................   (2,389)    (8,371)      (555)
                                                              -------    -------    -------

Adjustments to reconcile loss from continuing operations to
  net cash provided by (used in) operating activities:
  Gain on sale of equipment.................................     (953)      (480)      (496)
  Write off of equipment....................................       --        719
  Depreciation and amortization expense.....................    2,850      4,288      2,274
  Effect on cash flows of changes in:
    Accounts receivable, net................................   (1,002)       243        983
    Notes receivable........................................      638      3,665     (1,775)
    Inventory...............................................       --         15        227
    Other assets............................................     (241)     3,369        136
    Accounts payable and other liabilities..................      (48)       (61)       202
    Deferred lease revenue..................................   (2,378)    (3,126)     5,485
    Deferred tax assets.....................................       --      5,414         --
    Other...................................................      123        (28)       148
                                                              -------    -------    -------
                                                               (1,011)    14,018      7,184
                                                              -------    -------    -------
    Net cash (used in) provided by continuing operations....   (3,400)     5,647      6,629
    Net cash provided by (used in) discontinued
     operations.............................................   (2,220)    (4,123)       615
                                                              -------    -------    -------
      Net cash (used in) provided by operating activities...   (5,620)     1,524      7,244
                                                              -------    -------    -------

Cash flows from investing activities:
Proceeds from sale of equipment.............................    4,671      3,042      5,612
Purchase of rental equipment................................     (158)      (494)   (14,602)
Purchase of property and equipment..........................      (10)       (76)      (399)
Collections of rentals on direct financing leases net of
  amortization of unearned income...........................      566      1,087        754
Proceeds of (investment in) mortgage participation notes....     (336)       850     (1,299)
Restricted cash.............................................     (900)        --         --
                                                              -------    -------    -------
      Net cash provided by (used in) investing activities...    3,833      4,409     (9,934)
                                                              -------    -------    -------

Cash flows from financing activities:
Proceeds from lease, bank and institution financings........      205         --      1,445
Payments on lease, bank and institution financings..........     (249)    (2,387)    (4,484)
Purchase of treasury stock..................................     (403)       (57)      (406)
Proceeds from exercise of stock options.....................       --         --        137
                                                              -------    -------    -------
      Net cash (used in) provided by financing activities...     (447)    (2,444)    (3,308)
                                                              -------    -------    -------

      Net increase (decrease) in cash and cash
       equivalents..........................................   (2,234)     3,489     (5,998)
Cash and cash equivalents at beginning of period............    5,616      2,127      8,125
                                                              -------    -------    -------
Cash and cash equivalents at end of period..................  $ 3,382    $ 5,616    $ 2,127
                                                              =======    =======    =======
Interest paid...............................................  $    16    $   127    $   272

   The accompanying notes are an integral part of these financial statements.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Continental Information Systems Corporation and its Subsidiaries (the "Company") was a specialized financial services company that engaged in the leasing, sales and management of commercial aircraft and engines and other financing activities, including commercial real estate financing.

    The Company has changed its focus and is in the early stages of developing software for the securities industry to deal with the processing of securities transactions in a real time environment. Management intends that the system will make use of the state of the art software using proprietary work process control methods.

    CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of Continental Information Systems Corporation and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

    CASH AND CASH EQUIVALENTS

    Cash and cash equivalents include checking and money market accounts and short term commercial paper with financial institutions having original maturities of 90 days or less.

    RESTRICTED CASH

    Restricted cash comprises funds on deposit for two letters of credit hypothecated to one US bank and one Israeli bank which guarantee a loan made to an unrelated high technology company. In connection with this loan guarantee, the Company received warrants to purchase the stock in the high technology company. The amount of stock to be purchased, their valuation and pricing will be determined upon the successful completion of the next round of financing to be conducted by the technology company. The Company has valued these warrants at zero as there are no reasonable means to estimate value.

    CONCENTRATION OF CREDIT RISK

    T1Xpert.com is in the development stage and has no customers. Initially the Company anticipates that it may have only a few customers in the broker-dealer industry.

    Of the Company's notes receivable balance $2,083,000 is owed by one customer in the aviation business. Thus, the Company is directly affected by the well being of this company and the airline industry in general. The credit risk associated with this customer is mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default. The note bears interest at 6% and will mature in 2005.

    INVESTMENT IN MORTGAGE PARTICIPATION NOTES

    Investment in mortgage participation notes represents investments in high-yield, short-term commercial real estate transactions and are carried at the lower of cost or market. Interest income on the notes is recorded monthly using the weighted average estimated yields on these investments.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    LEASE ACCOUNTING POLICIES

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

    Rental equipment consists of equipment under operating leases. Rental equipment are depreciated on a straight-line basis to their estimated residual values over the remaining useful lives of such equipment. Operating lease revenues consist of the contractual lease payments which are recognized on a straight-line basis over the lease term. Costs associated with operating leases principally consist of depreciation of the equipment.

    The Company makes adjustments to the carrying value of leased assets, if necessary, when market conditions have resulted in values that are below net book value. At the time assets are disposed of, cost and accumulated depreciation as to each investment are removed from the accounts and the difference, net of proceeds, is recognized as a gain or loss.

    DEFERRED COMMISSIONS AND INITIAL DIRECT COSTS

    Commissions and other initial direct costs related to lease transactions are capitalized as a component of the corresponding investment in direct financing leases or rental equipment and amortized over the estimated average lease term as an adjustment of yield. Costs relating to direct financing leases are amortized using the interest method and costs relating to operating lease equipment are amortized using the straight-line method. In accounting for the air subsidiary as a discontinued operation all deferred commissions and indirect costs were accelerated and recorded as a current expense.

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

    INCOME TAXES

    The Company accounts for income taxes under the asset and liability method required by Financial Accounting Standard No. 109 (SFAS 109), ACCOUNTING FOR INCOME TAXES. SFAS 109 requires the recording of deferred tax assets and liabilities for the future tax effects of temporary differences between the bases of all assets and liabilities for financial reporting purposes and tax purposes. Valuation

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if reassessment indicates that it is more likely than not that the benefits will be realized. A valuation allowance for the full amount of deferred tax assets was provided for in income tax expense in 1999.

    NET INCOME (LOSS) PER SHARE

    EARNINGS PER SHARE, is calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net income (loss) per share for the fiscal years ended May 31, 2000, 1999 and 1998, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of May 31, 2000, the Company had issued and outstanding options to purchase 315,283 shares of common stock (see Note 10). The effect of these options is antidilutive and was not included in the computation of diluted net income (loss) per share.

    ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ materially from those estimates. The most significant estimates relate to the carrying value of discontinued operations and notes receivable.

    RECLASSIFICATIONS

    Certain prior period balances in the financial statements have been reclassified to conform to the current period presentation.

2.  T1XPERT.COM

    The Company shifted its focus to development and commercializing of an Internet-enabled electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1". The newly created subsidiary that was formed to engage in this line of business, CIS Portal Corporation, changed its name to T1Xpert.com Corp. ("T1Xpert.com") to more properly reflect its business focus.

    As part of the marketing plans of T1Xpert.com the Company may seek to engage in strategic market relationships with vendors, brokers, dealers or other market participants. There can be no assurance, however, that the Company will be able to establish the necessary strategic market relationships, or, if such relationships are established, that they will be successful.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.  T1XPERT.COM (CONTINUED)
    As the Company is in the initial stages of developing its T1Xpert.com business, the product has not yet been released or tested for functionality. There is currently no demonstrated market for this product and the Company does not have any contracted clients. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

    RISKS AND UNCERTAINTIES

    T1Xpert.com has expended $1,611,000 as of May 31, 2000. The Company believes it has sufficient funds to meet current operating needs until the projected development of an alpha product and to the end of fiscal 2001.

    The Company anticipates that in developing past the alpha stage it will need substantial additional funds. In connection therewith, the Company will be seeking investments from strategic client/investors and/or venture capital investors. The form of investment will depend upon the terms and conditions to be negotiated. The Company may co-invest with such investors, or, failing to find such investors, the Company may decide to fund such expenditures from its own resources, as then available. There can be no assurance that the Company will be able to meet its financial needs after it passes the alpha stage of development.

3.  DISCONTINUED OPERATIONS

    On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it will be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation.

    The Company has a revolving loan agreement (the "CIS Air Loan facility") with an institution to provide lease and inventory financing for aircraft engines for CIS Air, in the amount of $10,000,000. The facility has a three-year term and permits borrowings equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the Loan. At May 31, 2000, $6,862,000 of this facility was being utilized. The CIS Air Loan facility bears interest at prime plus 1/4% (9.75%, 8.0% and 8.75% at May 31, 2000, 1999, and 1998 respectively) and expires in December 2000. The Company paid interest related to this facility of $619,000, $513,000 and $438,000 in fiscal 2000, 1999, 1998, respectively.
Proceeds of sale are used to permanently pay down the loan. The Company's lender had been notified, and the CIS Air Loan facility will not be renewed. Upon pay down of the CIS Air Loan facility, and in connection with CIS Air's exiting from the aviation business, proceeds from the disposition of Air assets will be available for general corporate purposes. As of August 23, 2000, $1,424,165 of the facility was unpaid.

    The Consolidated Balance Sheet and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  DISCONTINUED OPERATIONS (CONTINUED)
The (loss) income from and net assets of discontinued operations reflected on the accompanying Consolidated Financial Statement consist of the following (in thousands):

                                                                    YEAR ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
Revenues....................................................  $ 4,135     $8,630    $12,092
Costs and expenses..........................................    5,767      8,172     10,218
                                                              -------     ------    -------
Income from discontinued operations.........................   (1,632)       458      1,874
Loss on disposal of discontinued operations*................   (4,071)        --         --
                                                              -------     ------    -------
(Loss) income before provision for income taxes.............   (5,703)       458      1,874
Provision for income taxes..................................       --         --        712
                                                              -------     ------    -------
Net (loss) income from discontinued operations..............  $(5,703)    $  458    $ 1,162
                                                              =======     ======    =======

* The principal components of this balance are $2,679 representing estimated losses on sale of remaining equipment and $1,257 representing expenses during the winddown.

                                                                    MAY 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
ASSETS:
Cash and cash equivalents...................................   $  336     $  184
Accounts receivable.........................................      991        212
Inventory...................................................    5,254      6,909
Net investment in direct financing leases...................      907      1,868
Rental equipment............................................    5,663      7,050
Other assets................................................        4        722
                                                               ------     ------
    Total assets............................................   13,155     16,945
                                                               ------     ------
LIABILITIES:
Accounts payable and cost of discontinuance.................    2,229      1,295
Other Liabilities...........................................      483        334
Note payable to institution.................................    6,919      7,515
                                                               ------     ------
    Total liabilities.......................................    9,631      9,144
                                                               ------     ------
    Net assets of discontinued operations...................   $3,524     $7,801
                                                               ======     ======

    In June 2000 a portion of the Company's engine portfolio was sold. As of August 23, 2000, the Company has paid down approximately $5.5 million of the outstanding $6.9 million debt balance at May 31, 2000.

    The Company separately announced that CIS Aircraft Partners, Inc. had completed the sale of all but one of the aircraft under its managed portfolio. The general partners of the JetStream Partnerships solicited and received unitholders' approval for the liquidation of the JetStream Partnerships and for the payment of a marketing fee upon the sale of the Partnerships' assets. The marketing of the assets began in January 2000 and all the assets of the portfolios except one aircraft held by JetStream L.P. were sold by the

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3.  DISCONTINUED OPERATIONS (CONTINUED)
Partnerships. JetStream L.P. is suing the lessee to regain possession of the remaining aircraft and aircraft records and intends to sell the aircraft upon repossession.

    On May 29, 1998, the Company announced its decision to discontinue and liquidate its LaserAcess laser printing business. The Company recorded a provision of $4,955,000 in the quarter ended May 31, 1998, relative to the disposal of LaserAccess' assets, including the write-off of goodwill in the amount of $3,258,000, and other charges related to the discontinuance of the business unit.

    The Consolidated Balance Sheet and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

    Details of the net loss from discontinued operations of LaserAccess are as follows (in thousands):

                                                              YEAR ENDED MAY 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Revenues....................................................       --    $ 4,281
Costs and expenses..........................................       --      5,677
                                                               ------    -------
Loss from discontinued operations...........................              (1,396)
Gain (loss) on disposal of discontinued operations..........    1,086     (4,955)
                                                               ------    -------
Income (loss) before benefit for income taxes...............    1,086     (6,351)
Benefit for income taxes....................................       --       (371)
                                                               ------    -------
Net income (loss) from discontinued operations..............   $1,086    $(5,980)
                                                               ======    =======

                                                              MAY 31, 1999
                                                              ------------
ASSETS:
Cash and cash equivalents and total assets..................      $   6
                                                                  -----
LIABILITIES:
Accounts payable and accruals
Other Liabilities...........................................        990
                                                                  -----
    Total liabilities.......................................        990
                                                                  -----
Net assets of discontinued operations.......................      $(984)
                                                                  -----

4.  ACCOUNTS RECEIVABLE

    Accounts receivable include $983,000 due from a lessee pursuant to the sale of computer leases in the fourth quarter. As of July 31, 2000, $530,000 of the $983,000 has been received.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENT IN MORTGAGE PARTICIPATION NOTES

    On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term financing for commercial real estate transactions. At May 31, 2000, the Company's investment in such transactions was approximately $703,224.

6.  NET INVESTMENT IN DIRECT FINANCING LEASES (SEE ALSO NOTE 9)

    The components of the net investment in direct financing leases as of May 31 are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Minimum lease payments receivable...........................   $1,259     $3,559
Initial direct costs........................................       22         35
Estimated unguaranteed residual values......................       93        190
Less: Unearned income.......................................     (227)      (833)
Less: Write off.............................................      (55)        --
                                                               ======     ======
  Net investment in direct financing leases.................   $1,092     $2,951
                                                               ======     ======

    Future minimum lease payments to be received under direct financing leases for fiscal years ending May 31 are as follows (in thousands):

2001........................................................   $  593
2002........................................................      448
2003........................................................      213
2004........................................................        5
                                                               ------
                                                               $1,259
                                                               ======

7.  RENTAL EQUIPMENT (SEE ALSO NOTE 9)

    Rental equipment consists of the following as of May 31 (in thousands):

                                                                2000       1999
                                                              --------   --------
Computer equipment..........................................   $ 196     $ 9,594
Capital equipment...........................................      --       2,600
Telecommunication equipment.................................     122         218
Printing equipment..........................................     275         760
Other.......................................................      --          86
                                                               -----     -------
                                                                 593      13,258
Less: accumulated depreciation..............................    (497)     (8,477)
                                                               -----     -------
                                                               $  96     $ 4,781
                                                               =====     =======

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  RENTAL EQUIPMENT (SEE ALSO NOTE 9) (CONTINUED)
    Rental equipment in 1999 included $4.1 million of computer equipment under two-year, prepaid leases. The leases expired in April 2000. The underlying equipment was sold to the lessee for $2.2 million as of May 31, 2000. The Company recognized a gain thereunder of approximately $608,000.

    Future minimum lease payments to be received under operating leases for the fiscal years ended May 31 are as follows (in thousands):

2001........................................................    $121
2002........................................................      77
2003........................................................      27
2004........................................................      --
                                                                ----
                                                                $225
                                                                ====

8.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following as of May 31 (in thousands):

                                                                2000       1999
                                                              --------   --------
Leasehold improvements......................................   $ 129      $ 184
Computer equipment and software.............................     344        761
Furniture, fixtures and office equipment....................      15         15
                                                               -----      -----
                                                                 488        960
Less: Accumulated depreciation..............................    (228)      (588)
                                                               -----      -----
                                                               $ 260      $ 372
                                                               =====      =====

9.  DISCOUNTED LEASE RENTAL BORROWINGS

    The Company financed certain leases by assigning the rentals to various lending institutions at fixed rates on a recourse and non-recourse basis. Discounted lease rental borrowings represent the present value of the lease payments discounted at the rate charged by the lending institution and are reduced on a monthly basis as the corresponding lease rental stream is collected (generally by the lending institutions). Amounts due under recourse borrowings are obligations of the Company, and are also collateralized by the leased equipment and assignments of lease receivables. Amounts due under non-recourse borrowings are collateralized by the leased equipment and assignments of lease receivables with no recourse to the general assets of the Company.

    Discounted lease rental borrowings as of May 31 are as follows (in thousands):

                                                                2000       1999
                                                              --------   --------
Non-recourse borrowings.....................................    $163       $ 64
Recourse borrowings.........................................      --        143
                                                                ----       ----
                                                                $163       $207
                                                                ====       ====

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  DISCOUNTED LEASE RENTAL BORROWINGS (CONTINUED)
    The Company paid interest related to discounted lease borrowings of $14,000, $126,000 and $272,000 for the fiscal years ended May 31, 2000, 1999 and 1998, respectively.

    Discounted lease rental borrowings for the fiscal years ending May 31 are payable as follows (in thousands):

2001........................................................    $ 67
2002........................................................      74
2003........................................................      22
                                                                ----
                                                                $163
                                                                ====

10.  COMMON STOCK

    Each share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. The Company does not anticipate the payment of dividends on the common stock for the foreseeable future.

    Pursuant to an odd lot repurchase program established by the Company in prior years, the Company repurchased from time to time additional shares of its common stock up to a balance of $500,000 remaining after the odd lot program. In February 1999, the Company announced that its Board of Directors had authorized the expenditure of an additional $500,000 for the repurchase of its common stock. As of May 31, 2000, approximately 525,424 shares had been repurchased by the Company in this manner at an aggregate cost of approximately $866,000. Subject to approval from the Board of Directors, the Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other transactions. The Company will hold all repurchased shares of common stock in its treasury.

11.  STOCK OPTION PLAN

    In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, at the discretion of the Compensation Committee or the Board of Directors, employees of and independent contractors and consultants to the Company. Options granted to non-employee directors of the Company in any year become exercisable at the next annual stockholders' meeting while those granted to employees of and independent contractors and consultants to the Company are subject to vesting periods determined by the Compensation Committee or the Board of Directors. Options granted to employees in fiscal 1999 become exercisable in installments of 33 1/3 percent at the grant date and at each subsequent fiscal year end except for options granted to two executive officers which become fully exercisable one year from the grant date. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan. Accordingly, no compensation cost has been charged against income for the stock option plan. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the requirements of FASB

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTION PLAN (CONTINUED)
Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have reflected the pro forma amounts indicated below:

                    (in thousands, except per share amounts)

                                                      2000       1999       1998
                                                    --------   --------   --------
Net (Loss) income         -As reported............  $(8,092)   $(6,827)   $(5,373)
                          -Pro forma..............  $(8,174)   $(6,965)   $(5,613)
Basic and diluted net
  (Loss) income per       -As reported............
  share                                             $ (1.21)   $  (.99)   $  (.77)
                          -Pro forma..............  $ (1.22)   $ (1.01)   $  (.80)

    The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               2000       1999       1998
                                                             --------   --------   --------
Risk-free interest rate....................................    5.4%       4.3%       6.3%
Expected life (months).....................................     60         50         46
Expected volatility........................................     58%        44%        42%
Expected dividend yield....................................     --         --         --

    The weighted-average grant date fair values of options granted during fiscal 2000, 1999 and 1998 were $.61, $.67 and $.92 per share, respectively.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTION PLAN (CONTINUED)
    A summary of the status of the 1995 Plan as of May 31, 1998, 1999 and 2000, and changes during the years ending on those dates is presented below:

                                                                          WEIGHTED AVERAGE
                                                              NUMBER OF    EXERCISE PRICE
                                                               OPTIONS       PER OPTION
                                                              ---------   ----------------
Outstanding at
  May 31, 1997 (188,337 exercisable)........................   284,000         $2.02
Granted.....................................................   190,674         $2.38
Exercised...................................................   (70,001)        $1.97
Forfeited/expired...........................................   (38,331)        $1.97
                                                              --------
Outstanding at
  May 31, 1998 (234,002 exercisable)........................   366,342         $2.22
Granted.....................................................    72,000         $1.92
Exercised...................................................        --            --
Forfeited/expired...........................................   (16,668)        $1.97
                                                              --------
Outstanding at
  May 31, 1999 (298,008 exercisable)........................   421,674         $2.18
Granted.....................................................    13,280         $1.40
Exercised...................................................        --            --
Forfeited/expired...........................................  (119,671)        $2.10
                                                              --------
Outstanding at
  May 31, 2000 (302,003 exercisable)........................   315,283         $2.18
                                                              ========

    The following table summarizes information about stock options outstanding at May 31, 2000:

                                               OPTIONS OUTSTANDING
                                  ---------------------------------------------       OPTIONS EXERCISABLE
                                              WEIGHTED-AVERAGE                    ---------------------------
           EXERCISE               NUMBER OF      REMAINING                        NUMBER OF
           PRICES                  OPTIONS    CONTRACTUAL LIFE   EXERCISE PRICE    OPTIONS    EXERCISE PRICES
           --------               ---------   ----------------   --------------   ---------   ---------------
           $3.00................     9,337            2.4             3.00           9,337           3.00
            2.50................     6,000            0.3             2.50           6,000           2.50
            2.38................   100,000            1.2             2.38         100,000           2.38
            2.25................    75,000            1.1             2.25          75,000           2.25
            2.00................    50,000            2.9             2.00          50,000           2.00
            1.97................    36,666            1.0             1.97          36,666           1.97
            1.95................    10,000            2.1             1.95          10,000           1.95
            1.84................     6,000            1.4             1.84           6,000           1.84
            1.59................     9,000            2.9             1.59           9,000           1.59
            1.56................     4,280            4.8             1.56              --           1.56
            1.32................     9,000            4.4             1.32              --           1.32
                                   -------
           Total................   315,283                                         302,003
                                   =======

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11.  STOCK OPTION PLAN (CONTINUED)
    In 2000, the Board of Directors of T1Xpert.com adopted the T1Xpert.com Corp. Stock Compensation Plan ("the T1X 2000 Plan"). The T1X 2000 Plan provides for the issuance of stock options covering up to 2,000,000 shares of common stock to employees of T1Xpert.com. Options granted typically do not become exercisable until at least one year from the date of commencement of employment and vest ratably over periods of time as provided at the discretion of the Board of T1Xpert.com. Option grants expire ten years from date of grant, or upon termination of the employee's employment with the T1Xpert.com.

    As of May 31, 2000 stock option grants representing 1,610,000 shares had been issued to employees at an option price of $.0675 per share under the T1Xpert.com 2000 Plan.

12.  INCOME TAXES

    The components of the provision (benefit) for income taxes from continuing and discontinuing operations are as follows (in thousands):

                                                           YEAR ENDED MAY 31,
                                                     ------------------------------
                                                       2000       1999       1998
                                                     --------   --------   --------
Current
  Federal..........................................  $    --     $   --     $   --
  State............................................       --         34         77
                                                     -------     ------     ------
                                                                     34         77
Deferred...........................................   (2,176)      (491)       264
Valuation allowance................................    2,176      5,905
                                                     -------     ------     ------
                                                     $    --     $5,448     $  341
                                                     =======     ======     ======

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

    A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):

                                                            YEAR ENDED MAY 31,
                                                      ------------------------------
                                                        2000       1999       1998
                                                      --------   --------   --------
U.S. Federal statutory rate applied to pretax
  (Loss) income from continuing operations..........  $  (836)   $(1,023)     $314
State income taxes, net of federal benefit..........       --        (99)       27
Other, principally temporary differences............   (1,340)       665        --
  Change in the valuation allowance.................    2,176      5,905        --
                                                      -------    -------      ----
                                                      $    --    $ 5,448      $341
                                                      =======    =======      ====

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  INCOME TAXES (CONTINUED)

    The income tax effect of the significant temporary differences and carryforwards which give rise to deferred tax assets and (liabilities) are as follows as of May 31 (in thousands):

                                                              2000       1999
                                                            --------   --------
ASSETS
  Net operating losses....................................  $17,525    $16,429
  Prepaid lease revenue...................................      184      1,030
  Discontinued operations.................................    1,178         29
  Other...................................................      331        168
  Leased assets...........................................    2,898      1,135
  Valuation allowance.....................................  (22,116)   (18,791)
                                                            -------    -------
                                                            $     0    $     0
                                                            =======    =======

    A full valuation allowance was provided for such deferred tax assets since, in management's opinion, the realizability of such assets was uncertain in light of the Company's actual operating results since reorganization. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized. As of May 31, 2000, the Company had a net operating loss carry-forwards for future tax, taxable income in the amount of approximately $46 million which will expire from 2005 through 2020.

13.  EMPLOYEE BENEFIT PLANS

    The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 6% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Employees generally became eligible to participate in the plan after the completion of one full year of employment. Matching and discretionary contributions made by the Company vest over a five-year period. Matching company contributions to the plan for the fiscal years ended May 31, 2000, 1999 and 1998, were $26,000, $21,000 and
$38,000, respectively. The Company made no discretionary contribution.

14.  COMMITMENTS AND CONTINGENCIES

    RENTAL COMMITMENTS

    The Company has various operating lease agreements for offices and office equipment. These leases generally have provisions for renewal at varying terms. The Company recorded rental expense of $243,000, $279,000 and $243,000 in the fiscal years ended May 31, 2000, 1999 and 1998, respectively.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
    The future minimum lease payments required under operating leases for the fiscal years ended May 31 are as follows (in thousands):

2001........................................................    $153
2002........................................................     163
2003........................................................     163
2004........................................................     163
Beyond 2004.................................................     136
                                                                ----
                                                                $778
                                                                ====

    CONTINGENCIES

    ITEM 3.  LEGAL PROCEEDINGS

    CIS Air Corporation ("CIS Air") has three actions pending against Eastwind Airlines, a lessee of aircraft and engines.

    1. On Sept 24, 1999 CIS Air, along with two other creditors, filed a petition for involuntary bankruptcy against Eastwind in the Bankruptcy Court in Delaware asserting a claim of $4,623,383 consisting primarily of non payment of aircraft lease payments and reserves, violations of the return provisions, non payment for engine leases and non return of a damaged engine. Subsequently three other creditors executed Joinders to the Petition. On March 31, 2000 the Court ruled that the numerosity requirements of the Bankruptcy Code supporting the filing of the Creditor's petition were met. Trial as to whether Eastwind was paying their debts as they become due was held and proposed findings of fact and conclusions of law are due to be filed with the Court by the end of September 2000.

    2. CIS Air previously sued Eastwind in State Court, New York County. That action is stayed pending resolution of the bankruptcy action.

    3. CIS Air commenced an action in the United States District Court for the Southern District of New York against UM Holdings, the sole shareholder of Eastwind, seeking damages in the amount of $4,623,383 based on the assumption of liability by UM of Eastwind's obligations. The matter is in the early stages of litigation. The Company is currently in settlement negotiations concerning all of the actions against Eastwind and UM Holdings.

    On July 24, 2000 CIS Air settled its previously reported lawsuit against Cigna Insurance in exchange for the payment by Cigna to CIS Air's institutional lender as loss payee, the full value of the policy less the policy's deductible.

    CIS Air filed suit in November 1999 against AeroTurbine Inc., a Florida-based corporation, in State Court in North Carolina. The suit alleges that AeroTurbine, in removing hushkits that it had purchased which were annexed to two CIS owned engines, negligently damaged the CIS engines, thereby causing CIS to incur expenses in repairing them. AeroTurbine has filed a counterclaim seeking unspecified damages. The matter is in the discovery phase of litigation.

    On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

14. COMMITMENTS AND CONTINGENCIES (CONTINUED) action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. The litigation is in its initial stages.

    On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas AeroSpace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The suit is in the initial phase of litigation.

    On March 7, 2000 CIS Air filed suit against Express One International, Inc. a Delaware Corporation in The Supreme Court, State of New York, County of New York. The suits seek damages in an amount no less than $47,500 for engine rent and maintenance reserve payments and $70,639 for engine repairs. The suit is in the discovery phase of litigation.

15.  FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

    CASH AND CASH EQUIVALENTS, NOTES RECEIVABLE AND INVESTMENT IN MORTGAGE PARTICIPATION NOTES--The carrying value approximates fair value because of the short maturity of those instruments.

    DISCOUNTED LEASE RENTAL BORROWINGS AND NOTE PAYABLE TO INSTITUTION--The fair value of discounted lease rental borrowings and note payable to institution are based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. At May 31, 2000 and 1999, the fair value of such borrowings approximate their carrying values.

16.  SEGMENT FINANCIAL DATA

    The Company adopted SFAS No. 131, DISCLOSURE ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, as required, in fiscal 2000. The Company's operating subsidiaries are classified into two principal operating segments on the basis of the Company's strategic direction and assessment procedures within the operating subsidiaries, which require different investment and marketing strategies.

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

    SECURITIES PROCESSING SOFTWARE BUSINESS: The product is being designed as an electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the financial market place.

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES

           NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

16.  SEGMENT FINANCIAL DATA (CONTINUED)

OPERATING SEGMENTS

                                                                   YEARS ENDED MAY 31,
                                                              ------------------------------
                                                                2000       1999       1998
                                                              --------   --------   --------
REVENUES (000'S)
T1Xpert.com Segment.........................................       --         --         --
Equipment Leasing Segment...................................  $ 7,960    $ 8,062     $5,438
Corporate and other.........................................      505        735        909
                                                              -------    -------     ------
Consolidated................................................    8,465      8,797      6,347
                                                              -------    -------     ------

OPERATING INCOME (LOSS) (000'S)
T1Xpert.com Segment.........................................   (1,611)        --         --
Equipment Leasing Segment...................................    1,091        343      1,570
Corporate and other.........................................   (1,853)    (3,139)    (2,194)
                                                              -------    -------     ------
Consolidated................................................   (2,373)    (2,796)      (624)
                                                              -------    -------     ------
INTEREST EXPENSES (000'S)
T1Xpert.com Segment.........................................       --         --         --
Equipment Leasing Segment...................................       16        127        272
Corporate and other.........................................       --         --         --
                                                              -------    -------     ------
Consolidated................................................       16        127        272
                                                              -------    -------     ------

INCOME (LOSS) BEFORE INCOME TAXES (000'S)
T1Xpert.com Segment.........................................   (1,611)        --         --
Equipment Leasing Segment...................................    1,075        216      1,298
Corporate and other.........................................   (1,853)    (3,139)    (2,194)
                                                              -------    -------     ------
Consolidated................................................   (2,389)    (2,923)      (896)
                                                              -------    -------     ------

DEPRECIATION AND AMORTIZATION (000'S)
T1Xpert.com Segment.........................................       --         --         --
Equipment Leasing Segment...................................    2,445      4,189      2,068
                                                              -------    -------     ------
Consolidated................................................    2,445      4,189      2,068
                                                              -------    -------     ------

IDENTIFIABLE ASSETS (000'S)
T1Xpert.com Segment.........................................       --         --
Equipment Leasing Segment...................................    2,283      7,911
Corporate and other.........................................   11,970     17,307
                                                              -------    -------
Consolidated................................................  $14,253    $25,218
                                                              =======    =======

                                                                     SCHEDULE II

                  CONTINENTAL INFORMATION SYSTEMS CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED MAY 31, 2000
                             (DOLLARS IN THOUSANDS)

                                                           CHARGED       CHARGED
                                             BEGINNING     TO COSTS     TO OTHER     DEDUCTIONS     ENDING
                                              BALANCE    AND EXPENSES   ACCOUNTS    (RECOVERIES)   BALANCE
                                             ---------   ------------   ---------   ------------   --------
1998:
Accounts receivable--
Allowance for doubtful Accounts............    $ (50)        $ (10)     $     --        $(16)       $ (76)
                                               -----         -----      ---------       ----        -----

1999:
Accounts receivable--
Allowance for doubtful Accounts............    $ (76)        $(381)     $     --        $132        $(325)
                                               -----         -----      ---------       ----        -----

2000:
Accounts receivable--
Allowance for doubtful Accounts............    $(325)        $(146)     $     --        $363        $(108)
                                               -----         -----      ---------       ----        -----

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company incorporates herein by reference the information concerning directors and executive officers contained in its Notice of Annual Meeting of Stockholders and Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2000 Proxy Statement").

ITEM 11.  EXECUTIVE COMPENSATION

    The Company incorporates herein by reference the information concerning executive compensation contained in the 2000 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2000 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2000 Proxy Statement.

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

        3.2             Restated Bylaws as amended through February 10, 2000

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

**  Incorporated by reference.

    (b) Reports on Form 8-K

        One report on Form 8-K was filed by the Company during the fiscal year 2000. On June 16, 1999 the Company filed an 8K reporting the settlement of litigation between the Company and former owners of its LaserAccess printing business.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       CONTINENTAL INFORMATION SYSTEMS CORPORATION

                                                       BY:             /s/ MICHAEL L. ROSEN
                                                            -----------------------------------------
                                                                         Michael L. Rosen
                                                              PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                                                             DIRECTOR

                                                       BY:              /s/ JONAH M. MEER
                                                            -----------------------------------------
                                                                          Jonah M. Meer
                                                              SENIOR VICE PRESIDENT, CHIEF OPERATING
                                                               OFFICER AND CHIEF FINANCIAL OFFICER

Dated: September 13, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated:

                      SIGNATURE                                   TITLE                     DATE
                      ---------                                   -----                     ----
                /s/ JAMES P. HASSETT                   Director and Chairman of
     -------------------------------------------         the Board                   September 13, 2000
                  James P. Hassett

                  /s/ MICHAEL BRUCK                    Director
     -------------------------------------------                                     September 13, 2000
                    Michael Bruck

                   /s/ MARK JAINDL                     Director
     -------------------------------------------                                     September 13, 2000
                     Mark Jaindl

               /s/ GEORGE H. HEILBORN                  Director
     -------------------------------------------                                     September 13, 2000
                 George H. Heilborn

                 /s/ PAUL M. SOLOMON                   Director
     -------------------------------------------                                     September 13, 2000
                   Paul M. Solomon