Form 10-Q
period 2000-08-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2000-10-16
CIK 24071

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended August 31, 2000 or

/ / Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ________

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

            Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September 30, 2000, the registrant has 6,576,244 shares of common stock, par value $.01 per share, outstanding.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                              AND ITS SUBSIDIARIES


                                TABLE OF CONTENTS



                                                                    Page
                                                                   Number
                                                                   ------

PART I.       FINANCIAL INFORMATION:                                    3

Item 1.       FINANCIAL STATEMENTS                                      3

              Consolidated Balance Sheets -
                  August 31, 2000 and May 31, 2000                      3

              Consolidated Statements of Operations -
                  for the three months ended August 31, 2000 and 1999   4

              Consolidated Statements of Cash Flows -
                  for the three months ended August 31, 2000 and 1999   5

              Notes to Consolidated Financial Statements              6-8

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS          9-10


PART II.      OTHER INFORMATION:                                       11

Item 1.       LEGAL PROCEEDINGS                                        11

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K                         12


SIGNATURES                                                             13

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS


                                                                August 31,     May 31,
                                                                  2000          2000
                                                               (Unaudited)
                                                               -----------    --------
ASSETS:
Cash and cash equivalents                                       $  3,919      $  3,382
Accounts receivable, net                                             361         1,095
Notes receivable                                                   2,425         2,567
Investment in mortgage participation notes                           592         1,108
Restricted cash                                                      900           900
Net investment in direct financing leases                            536         1,092
Rental equipment, net                                                487            96
Property, plant and equipment, net                                   235           260
Other assets                                                         436           229
Net assets of discontinued operations                              3,524         3,524
                                                                --------      --------

        Total assets                                            $ 13,415      $ 14,253
                                                                ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:

Accounts payable and other liabilities                          $    553      $    509
Discounted lease rental borrowings                                   147           163
                                                                --------      --------
        Total liabilities                                            700           672
                                                                --------      --------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares,
       issued 7,101,668 shares                                        71            71
Additional paid-in capital                                        35,129        35,129
Accumulated deficit                                              (21,619)      (20,753)
                                                                --------      --------
                                                                  13,581        14,447
Treasury stock, at cost; 525,424 shares in 2000                     (866)         (866)
                                                                --------      --------
          Total shareholders' equity                              12,715        13,581
                                                                --------      --------
          Total liabilities and shareholders' equity            $ 13,415      $ 14,253
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
In Thousands (Except per Share Data)
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         For the Three Months Ended
                                                                 August 31,
                                                            --------------------
                                                             2000        1999
                                                            -------      -------
REVENUES:
Equipment sales                                             $    58      $ 1,835
Equipment rentals                                                41          928
Income from direct financing leases                              21          113
Interest income                                                 162          134
                                                            -------      -------
                                                                282        3,010
                                                            -------      -------
COSTS AND EXPENSES:
Cost of sales                                                    50        1,685
Depreciation of rental equipment                                  9          832
Interest expense                                                  4            4
Other operating expenses                                         53           62
Selling, general and administrative expense                   1,032          795
                                                            -------      -------
                                                              1,148        3,378
                                                            -------      -------
Loss from continuing operations                                (866)        (368)

Loss from discontinued operations, net of tax benefit            --         (245)
                                                            -------      -------

Net loss                                                    $  (866)     $  (613)
                                                            =======      =======

Basic and diluted net loss per share (Note 2):
    Loss from continuing operations                         $ (0.13)     $ (0.05)
    Loss from discontinued operations                            --        (0.04)
                                                            -------      -------
        Net loss per share                                  $ (0.13)     $ (0.09)
                                                            =======      =======

Weighted average number of shares of common
    stock outstanding                                         6,576        6,885
                                                            =======      =======

         The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
(In Thousands)

------------------------------------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

------------------------------------------------------------------------------------------
                                                             THREE MONTHS ENDED AUGUST 31,
------------------------------------------------------------------------------------------

                                                                    2000        1999
                                                                 -------      -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                         $  (866)     $  (613)
Less: Loss from discontinued operations                               --         (245)
                                                                 -------      -------
     Loss from continuing operations                                (866)        (368)
                                                                 -------      -------

Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
     Gain from sale of equipment subject to lease                     (8)        (150)
     Depreciation and amortization expense                            30          954
     Effect on cash flows of changes in:
          Accounts receivable, net                                   734          (37)
          Notes receivable                                           142          220
          Other assets                                              (207)         (42)
          Accounts payable and other liabilities                      44           44
          Deferred lease revenue                                      --         (732)
          Other                                                       25           17
                                                                 -------      -------
                                                                     760          274
                                                                 -------      -------
          Net cash used in continuing operations                    (106)         (94)
          Net cash used in discontinued operations                    --       (1,174)
                                                                 -------      -------
          Net cash used in operating activities                     (106)      (1,268)
                                                                 -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment                                       58        1,834
Purchase of rental equipment                                          --         (176)
Purchase of property and equipment                                    --           (5)
Collections of rentals on direct financing leases net of
amortization of unearned income                                       85          198
Proceeds of (investment in) mortgage participation notes             516         (210)
Restricted cash                                                       --           --
                                                                 -------      -------
          Net cash provided by investing activities                  659        1,641
                                                                 -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on lease, bank and institution financings
  and cash used in financing activities                              (16)        (164)
                                                                 -------      -------
          Net increase in cash and cash equivalents                  537          209
Cash and cash equivalents at beginning of period                   3,382        5,616
                                                                 -------      -------
Cash and cash equivalents at end of period                       $ 3,919      $ 5,825
                                                                 =======      =======

Cash paid for interest                                           $     4      $     4
Non-cash transfers of equipment which came off lease                 449           54

------------------------------------------------------------------------------------------

              The accompanying notes are an integral part of these
                             financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

                   Notes to Consolidated Financial Statements

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

2.  NET INCOME PER SHARE

    EARNINGS PER SHARE, are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net income (loss) per share for the three months ended August 31, 2000 and 1999, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of August 31, 2000, the Company had issued and outstanding options to purchase 213,616 shares of common stock (See Note 5). The effect of these options is anti-dilutive in the computation of diluted net income (loss) per share.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

    A summary of the status of the 1995 Plan as of August 31, 2000 and changes during the years ended on those dates is presented below:

                                                            Weighted Average
                                               Number of     Exercise Price
                                                Options       Per Option
                                               ---------      ----------

Outstanding at
      May 31, 1997 (188,337 exercisable)         284,000      $   2.02
Granted                                          190,674      $   2.38
Exercised                                        (70,001)     $   1.97
Forfeited/expired                                (38,331)     $   1.97
                                                --------
Outstanding at
      May 31, 1998 (234,002 exercisable)         366,342      $   2.22
Granted                                           72,000      $   1.92
Exercised                                             --            --
Forfeited/expired                                (16,668)     $   1.97
                                                --------
Outstanding at
      May 31, 1999 (298,008 exercisable)         421,674      $   2.18
Granted                                           13,280      $   1.40
Exercised                                             --            --
Forfeited/expired                               (119,671)     $   2.10
                                                --------
Outstanding at
      May 31, 2000 (302,003 exercisable)         315,283      $   2.18
                                                ========
Granted                                               --            --
Exercised                                             --            --
Forfeited/expired                               (101,667)     $   2.17
                                                --------
Outstanding at
      August 31, 2000 (200,336 exercisable)      213,616      $   2.18
                                                --------

6.    DISCONTINUED OPERATIONS

    On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it will be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation.

    CIS Air has a revolving loan agreement (the "CIS Air Loan facility") with an institution to provide lease and inventory financing for aircraft engines, in the amount of $10,000,000. The facility has a three-year term and permits borrowings equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the Loan. At August 31, 2000, $1,449,000 of this facility was being utilized. The CIS Air Loan facility bears interest at prime plus 1/4% (9.75% at August 31, 2000) and expires in December 2000. Interest related to this facility was $95,000 and $152,000 for the quarter ended August 31, 2000 and 1999, respectively. Proceeds of sale are used to permanently pay down the loan. The Company's lender had been notified, and the CIS Air Loan facility will not be renewed. Upon pay down of the CIS Air Loan facility, and in connection with CIS Air's exiting from the aviation business, proceeds from the disposition of Air assets will be available for general corporate purposes. As of September 30, 2000, $1,405,000 of the facility was unpaid.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

    The Consolidated Balance Sheet and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

                                               For the Three Months Ended
                                                        August 31,
                                                ------------------------
                                                   2000            1999
                                                --------         -------

    Revenues                                    $     --         $ 1,828
    Costs and expenses                                --           2,073
                                                --------         -------
    Loss from discontinued operations                 --            (245)
    Income tax benefit                                --              --
                                                --------         -------
Net loss from discontinued operations           $     --         $  (245)
                                                ========         =======

    A summary of the assets and liabilities of discontinued operations follows (in thousands):


                                                      August 31, 2000   May 31, 2000
                                                      ---------------   ------------
ASSETS:
Cash and cash equivalents                                   $   474      $   336
Accounts receivable, net                                        104          991
Inventory                                                     4,495        5,254
Net investment in direct financing leases                       815          907
Rental equipment                                                728        5,663
Other assets                                                      4            4
                                                            -------      -------
            Total assets                                      6,620       13,155
                                                            -------      -------

LIABILITIES:
Accounts payable and costs of discontinuance                  1,395        2,229
Other Liabilities                                               252          483
Note payable to institution                                   1,449        6,919
                                                            -------      -------
            Total liabilities                                 3,096        9,631
                                                            -------      -------
            Net assets of discontinued operations           $ 3,524      $ 3,524
                                                            =======      =======

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                  INTRODUCTION

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 2000, appearing in the Company's annual report on Form 10-K.

All statements contained herein that are not historical facts, including but not limited to statements regarding anticipated future capital requirements and the Company's future business plans, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are those set forth below and the other risk factors described from time to time in the Company's reports filed with the SEC. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

                              RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999

CONTINUING OPERATIONS

REVENUES
Total revenues decreased 96.8% to $58,000 for the three months ended August 31, 2000 from $1,835,000 for the comparable fiscal quarter in 1999. Within this revenue category, equipment sales decreased 95.6% to $41,000 for the three months ended August 31, 2000 from $928,000 for the comparable fiscal quarter in 1999. Equipment rentals and income from direct financing leases decreased 94.0% to $62,000 for the quarter ended August 31, 2000 from $1,041,000 for the quarter ended August 31, 1999. The decrease in total revenues and sales are attributable to the Company ceasing the origination of new equipment leases and the sale of a substantial portion of the Company's lease portfolio as of August 31, 1999.

Interest, fees and other income increased 20.9% to $162,000 for the three months ended August 31, 2000 from $134,000 for the comparable fiscal quarter in 1999. This increase is principally due to increase in the interest on notes receivable in the amount of $12,000 and increase in the interest on bank and short-term investments in the amount of $16,000 compared to prior year period.

COSTS AND EXPENSES
Depreciation of rental equipment decreased 99% to $9,000 for the quarter ended August 31, 2000 from $832,000 for the comparable fiscal quarter in 1999. This decrease is due to a decrease in the cost of rental equipment from $3,476,000 to $727,000 as a result of the sale of substantial portion of the portfolio in August 1999.

Selling, general and administrative expenses increased 29.8% to $1,032,000 for the three months ended August 31, 2000 from $795,000 for the comparable fiscal period in 1999. This increase is attributable to the Company's start up subsidiary T1Xpert.com, which expenses amounted to $604,000 for the quarter. This increase was offset by decrease in general and administrative expenses in the amount of $367,000. These decreases were principally due to cost containment efforts and staff reduction between the periods.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

INCOME TAXES
For the quarter ended August 31, 2000, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

                         LIQUIDITY AND CAPITAL RESOURCES

Proceeds from lease, bank and institution financings for the three months ended August 31, 2000 and 1999 were $16,000 and $164,000, respectively. In August 1999 a substantial portion of the general equipment lease portfolio was sold resulting in paying down majority of the debt balance.

As of August 31, 2000, the Company had $3.9 million in cash and cash equivalents, as compared to $5.8 million at August 31, 1999 and $3.4 million at May 31, 2000.

T1Xpert.com had expended $2,215,000 from inception in August 1999 through August 31, 2000. The Company believes it has sufficient cash on hand to meet current operating needs until the projected development of an alpha product.

The Company anticipates that, in developing past the alpha stage, it will need substantial additional funds. In connection therewith, the Company will be seeking investments from strategic client/investors and/or venture capital investors. The form of investment will depend upon terms and conditions to be negotiated. The Company may co-invest with such investors or, failing to find such investors, the Company may decide to fund such expenditures from its own resources, as then available. There can be no assurance that the Company will be able to meet its financial needs after it passes the alpha stage of development.

The Company does not anticipate entering into financing arrangements with financial institutions, involving collateralizing and/or leveraging the Company's assets.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As previously reported, the Company's Airgroup subsidiary, CIS Air Corporation, has three actions pending against Eastwind Airlines ("Eastwind"), a lessee of aircraft and engines, and its parent UM Holding, Inc. The main action is an involuntary bankruptcy petition brought in the Bankruptcy Court in Delaware against Eastwind Airlines by CIS Air and two other petitioning creditors. Subsequently, three other creditors joined the petition. The petitioning creditors' claims amounted to in excess of $7 million. The Company also has an action pending against AeroTurbine, Inc. in North Carolina state court.

On September 19, 2000, the Company and the other petitioning creditors reached a settlement agreement with Eastwind Airlines and UM Holding, Inc. The material provisions of the final agreement will result (i) in the Company and the other petitioning creditors combined receiving consideration worth $4 million in a package that includes $3 million in cash and a $1 million, 1-year unsecured note; (ii) the dismissal of CIS Air's lawsuit against AeroTurbine and AeroTurbine's dismissal of its counterclaims; and (iii) cross-releases by Eastwind and JetStream L.P., an entity managed by CIS Air, in exchange for engine parts to be received by CIS Air. The agreement and receipt of the above consideration is subject to, among other things, the entry of a final non-appealable order of the Bankruptcy Court dismissing the pending actions that arise out of or relate to the operation of Eastwind Airlines.

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

On March 7, 2000, CIS Air filed suit against Express One International, Inc., a Delaware corporation, in the Supreme Court, State of New York, County of New York. The suits seek damages in an amount no less than $47,500 for engine rent and maintenance reserve payments and $70,639 for engine repairs. The suit is in the discovery phase of litigation.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) EXHIBITS - The following documents are filed as part of this Quarterly
                   Report:

Exhibit No.
-----------

2.1* Disclosure Statement with respect to Trustee's Joint Plan of Reorganization dated October 4, 1994.

2.2* November 29, 1994 Order Confirming Trustee's Joint Plan of Reorganization dated October 4, 1994.

3.1**       Restated Certificate of Incorporation, as amended (Filed as Exhibit
            3.1 to the Company's Form 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference).

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

** Incorporated by reference.

      (b) REPORT ON FORM 8-K - The Company filed the following report on Form-8K on the date indicated during the quarter ended August 31, 2000.

                  Date                           Description
                  ----                           -----------

               August 14, 2000          The Company announced that it was
                                        exiting the aviation business.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES

--------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CONTINENTAL INFORMATION SYSTEMS CORPORATION

Date:    October 16, 2000            By:  /s/ Michael L. Rosen
                                          --------------------
                                     Name:  Michael L. Rosen
                                     Title: President, Chief Executive Officer
                                            and Director



Date:    October 16, 2000            By:  /s/ Jonah M. Meer
                                          -----------------
                                     Name:  Jonah M. Meer
                                     Title: Senior Vice President, Chief
                                            Operating Officer and Chief
                                            Financial Officer