Form 10-Q
period 2000-11-30
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2001-01-16
CIK 24071

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended November 30, 2000 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities
    Exchange Act of 1934 for the transition period from                 to
                                                        ---------------
    ---------------


                         Commission file number: 0-25104
                                                 -------



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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 2000, the registrant has 5,920,186 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS


                                                                            Page

PART I -  FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - November 30, 2000
            and May 31, 2000                                                   3

          Consolidated Statements of Operations - Three and
            Six Months Ended November 30, 2000 and 1999                        4

          Consolidated Statements of Cash Flows - Six Months
            Ended November 30, 2000 and 1999                                 5-6

          Notes to Consolidated Financial Statements                         7-9

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                              10-12
          -------------------------------------------------


PART II - OTHER INFORMATION                                                   13

Item 1.   Legal Proceedings                                                   13
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                    13
          --------------------------------


SIGNATURES                                                                    14

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------


CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
-------------------------------------------------------------------------------------


                                                         November 30,      May 31,
                                                             2000           2000
                                                         -------------  -------------
                                                          (Unaudited)     (Audited)
ASSETS:
Cash and cash equivalents                                  $  2,108       $  3,382
Accounts receivable, net                                        337          1,095
Notes receivable                                              2,654          2,567
Investment in mortgage participation notes                      592          1,108
Restricted cash                                                 900            900
Net investment in direct financing leases                         6          1,092
Rental equipment, net                                           496             96
Property, plant and equipment, net                              210            260
Other assets                                                    119            229
Net assets of discontinued operations                         5,478          3,524
                                                         -------------  -------------

      Total assets                                         $ 12,900       $ 14,253
                                                         =============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable and other liabilities                   $    338       $    509
  Discounted lease rental borrowings                              -            163
                                                         -------------  -------------

      Total liabilities                                         338            672
                                                         -------------  -------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000
  shares, issued 7,101,668 shares                                71             71
Additional paid-in capital                                   35,129         35,129
Accumulated deficit                                         (21,117)       (20,753)
                                                         -------------  -------------
                                                             14,083         14,447
Treasury stock, at cost; 1,181,482 shares in 2001            (1,521)          (866)
                                                         -------------  -------------

      Total shareholders' equity                             12,562         13,581
                                                         -------------  -------------

      Total liabilities and shareholders' equity           $ 12,900       $ 14,253
                                                         =============  =============


-------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
---------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
---------------------------------------------------------------------------------------------


                                           Three Months Ended           Six Months Ended
                                              November 30,                November 30,
                                       --------------------------  --------------------------
                                           2000          1999          2000          1999
                                       ------------  ------------  ------------  ------------
REVENUES:
  Equipment sales                        $   492       $   133       $   550       $ 1,968
  Equipment rentals                           17           865            58         1,793
  Income from direct financing leases          8            75            29           188
  Interest income                            121           182           284           316
                                       ------------  ------------  ------------  ------------

                                             638         1,255           921         4,265
                                       ------------  ------------  ------------  ------------
COSTS AND EXPENSES:
  Cost of sales                              491            61           541         1,746
  Depreciation of rental equipment             5           785            14         1,617
  Interest expense                             1             4             5             8
  Other operating expenses                    44            48            97           110
  Selling, general and administrative
    expenses                               1,096           767         2,128         1,562
                                       ------------  ------------  ------------  ------------

                                           1,637         1,665         2,785         5,043
                                       ------------  ------------  ------------  ------------
        Loss from continuing
          operations                        (999)         (410)       (1,864)         (778)

        Gain (loss) from discontinued
          operations, net of tax benefit   1,500          (390)        1,500          (635)
                                       ------------  ------------  ------------  ------------

        Net income (loss)                $   501       $  (800)      $  (364)      $(1,413)
                                       ============  ============  ============  ============


Basic and diluted net loss
  per share (Note 2):
    Loss from continuing operations       $(.15)        $(.06)        $(.28)        $(.11)
    Gain (loss) from discontinued
      operations                            .23          (.06)          .23          (.10)
                                       ------------  ------------  ------------  ------------

        Net income (loss) per share       $ .08         $(.12)        $(.05)        $(.21)
                                       ============  ============  ============  ============

Weighted average number of shares
  of common stock outstanding             6,535         6,671         6,556         6,815
                                       ============  ============  ============  ============



---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
---------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
---------------------------------------------------------------------------------------------

                                                                    For the Six Months Ended
                                                                          November 30,
                                                                   --------------------------
                                                                       2000          1999
                                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           $  (364)      $(1,413)
  Less: Gain (loss) from discontinued operations                       1,500          (635)
                                                                   ------------  ------------

        Loss from continuing operations                               (1,864)         (778)
                                                                   ------------  ------------
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities:
    Gain from sale of equipment subject to lease                          (9)         (264)
    Depreciation and amortization expense                                 70         1,697
    Effect on cash flows of changes in:
      Accounts receivable, net                                           758          (202)
      Notes receivable                                                   (87)          335
      Other assets                                                       113          (219)
      Accounts payable and other liabilities                            (171)           (3)
      Deferred lease revenue                                               -        (1,563)
      Other                                                                -          (464)
                                                                   ------------  ------------
                                                                         674          (683)
                                                                   ------------  ------------

        Net cash used in continuing operations                        (1,190)       (1,461)
        Net cash used in discontinued operations                        (454)       (1,649)
                                                                   ------------  ------------

        Net cash used in operating activities                         (1,644)       (3,110)
                                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                        554         1,969
  Purchase of rental equipment                                             -            (7)
  Purchase of property and equipment                                       -           (11)
  Collections of rentals on direct financing leases
    net of amortization of unearned income                               117           290
  Proceeds from (disbursement for) investment in
    mortgage participation notes                                         516          (286)
                                                                   ------------  ------------

        Net cash provided by investing activities                      1,187         1,955
                                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lease, bank and institution financings                     -             9
  Payments on lease, bank and institution financings                    (163)            -
  Purchase of treasury stock                                            (654)            -
                                                                   ------------  ------------

        Net cash provided by (used in) financing activities             (817)            9
                                                                   ------------  ------------
        Net decrease in cash and cash equivalents                     (1,274)       (1,146)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                  3,382         5,616
                                                                   ------------  ------------

  End of period                                                      $ 2,108       $ 4,470
                                                                   ============  ============

---------------------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
---------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
In Thousands
---------------------------------------------------------------------------------------------



                                                                    For the Six Months Ended
                                                                          November 30,
                                                                   --------------------------
                                                                       2000          1999
                                                                   ------------  ------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for income taxes                                         $    50       $     5
                                                                   ============  ============

  Cash paid for interest                                             $     5       $     7
                                                                   ============  ============


SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Inventory arising from transfers of equipment
    that came off-lease                                              $   685       $     -
                                                                   ============  ============




---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2000 are not necessarily indicative of the results that may be expected for the year ended May 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended May 31, 2000.

2.  Net Income Per Share
    --------------------

EARNINGS PER SHARE, are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), EARNINGS PER SHARE, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net income (loss) per share for the six months ended November 30, 2000 and 1999, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of November 30, 2000, the Company had issued and outstanding options to purchase 222,616 shares of common stock (see Note 5). The effect of these options is anti-dilutive in the computation of diluted net income (loss) per share.

3.  Estimates
    ---------

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

4.  Reclassifications
    -----------------

Certain prior period balances in the financial statements have been reclassified to conform to the current period financial statement presentation.

5.  Stock Option Plan
    -----------------

In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, at the discretion of the Board of Directors, employees of and independent contractors and consultants to the Company.

A summary of the status of the 1995 Plan as of November 30, 2000 and changes during the years ended on those dates is presented below:

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                               Weighted
                                                                Average
                                                                Exercise
                                                   Number of   Price Per
                                                    Options      Option
                                                  -----------  ----------
        Outstanding at
          May 31, 1997 (188,337 exercisable)        284,000      $ 2.02
        Granted                                     190,674      $ 2.38
        Exercised                                   (70,001)     $ 1.97
        Forfeited/expired                           (38,331)     $ 1.97
                                                  -----------
        Outstanding at
          May 31, 1998 (234,002 exercisable)        366,342      $ 2.22
        Granted                                      72,000      $ 1.92
        Exercised                                         -      $  -
        Forfeited/expired                           (16,668)     $ 1.97
                                                  -----------
        Outstanding at
          May 31, 1999 (298,008 exercisable)        421,674      $ 2.18
        Granted                                      13,280      $ 1.40
        Exercised                                         -      $  -
        Forfeited/expired                          (119,671)     $ 2.10
                                                  -----------
        Outstanding at
          May 31, 2000 (302,003 exercisable)        315,283      $ 2.18
        Granted                                           -      $  -
        Exercised                                         -      $  -
        Forfeited/expired                          (101,667)     $ 2.17
                                                  -----------
        Outstanding at
          August 31, 2000 (200,336 exercisable)     213,616      $ 2.18
        Granted                                      15,000      $ 1.06
        Exercised                                         -      $  -
        Forfeited/expired                            (6,000)     $ 2.50
                                                  -----------
        Outstanding at
          November 30, 2000 (207,616 exercisable)   222,616      $ 2.09
                                                  ===========

6.  Discontinued Operations
    -----------------------

On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it will be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation.

CIS Air has a revolving loan agreement (the "CIS Air Loan facility") with an institution to provide lease and inventory financing for aircraft engines, in the amount of $10,000,000. The facility has a three-year term and permits borrowings equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the Loan. At November 30, 2000, $1,347,964 of this facility was being utilized. The CIS Air Loan facility bears interest at prime plus 1/4% (9.75% at November 30, 2000) and was originally scheduled to expire in December 2000. Interest related to this facility was $42,405 and $140,367 for the quarters ended November 30, 2000 and 1999, respectively. The Company's lender was notified of the Company's decision to exit the aviation business and the lender terminated the Company's ability to make additional borrowings under the CIS Air Loan facility. However, the Company and its lender did amend the original loan agreement to apply lease and sales proceeds as permanent paydowns to the outstanding loan balance. In December, the loan agreement was further amended to allow the Company to extend the original expiration date of the loan facility for unpaid borrowings up to April 30, 2001. As of December 31, 2000, $1,317,643 of the facility was unpaid.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


At the time of the Company's exit from the aviation business, management made certain estimates and reserves as to the carrying value of certain assets held by the operations. In the opinion of management, there has been further price erosion in the aviation industry relating to assets carried by the Company and management has recorded an additional provision for asset carrying value in the amount of $800,000 for the current quarter. As a result of the Eastwind settlement (see "Legal Proceedings") a gain of $2.3 million was recorded by the Company. This gain is attributable to activities by the Company in connection with its leasing of engines and aircraft and is accordingly shown in the discontinued operations section of the Company's financial statements. No prior provision was made for this settlement, as the Company was unable to determine with any degree of certainty the success of the litigation.

The Consolidated Balance Sheets and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

                                                        Six Months Ended
                                                          November 30,
                                                     ----------------------
                                                        2000        1999
                                                     ----------  ----------
    Revenues                                          $ 2,300     $ 2,267
    Costs and expenses                                    800       2,902
                                                     ----------  ----------

    Gain (loss) from discontinued operations            1,500        (635)
    Income tax benefit                                      -           -
                                                     ----------  ----------

    Net income (loss) from discontinued operations    $ 1,500     $  (635)
                                                     ==========  ==========

A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                    November 30,   May 31,
                                                        2000        2000
                                                    -----------  ----------
    Assets:
      Cash and cash equivalents                       $   201      $  336
      Receivable, net                                   3,880         991
      Inventory                                         4,340       5,254
      Net investment in direct financing leases           720         907
      Rental equipment                                      -       5,663
      Other assets                                          5           4
                                                     ----------  ----------

        Total assets                                    9,146      13,155
                                                     ----------  ----------
    Liabilities:
      Accounts payable and cost of discontinuance       2,320       2,229
      Other liabilities                                     -         483
      Note payable to institution                       1,348       6,919
                                                     ----------  ----------

        Total liabilities                               3,668       9,631
                                                     ----------  ----------

        Net assets of discontinued operations         $ 5,478     $ 3,524
                                                     ==========  ==========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         ---------------------------------------------


                                  Introduction
                                  ------------

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


                              Results of Operations
                              ---------------------

Comparison of the Three and Six Months Ended November 30, 2000 and 1999
-----------------------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------
Total revenues decreased to $638,000 for the three months ended November 30, 2000 from $1.3 million for the comparable fiscal quarter in 1999. This decrease was primarily due to the lower rental income from direct finance leases. Equipment sales increased to $492,000 for the three months ended November 30, 2000 from $133,000 for the comparable fiscal quarter in 1999. The increase is due to the sale of the remaining general-purpose equipment portfolio. For the six months ended November 30, 2000, total revenues decreased to $921,000 from $4.3 million for the comparable fiscal period in 1999. For the six months ended November 30, 2000, equipment sales decreased 72% to $550,000 compared to $2.0 million for the comparable prior year period. For the six and three month periods ended November 30, 2000, equipment rentals decreased to $58,000 and $17,000 from $1.8 million and $865,000 for the comparable periods in 1999.

The reduction in revenue for these periods is because the Company has sold off substantially all of its leasing portfolio and discontinued its aviation business. The Company's only active operating activity is that of its T1Xpert.com subsidiary which is developing software for the securities industry. This subsidiary is not expected to produce revenue in 2001. Accordingly, the Company has no ongoing operating source to generate recurring revenue and expects the historical decline in period revenue to continue.

Interest income for the three and six months ended November 30, 2000, were $121,000 and $284,000, respectively, compared to $182,000 and $316,000 for the corresponding prior year periods. This decrease was due to lower cash balances because of funding T1Xpert.com operations.

Costs and Expenses
------------------
Costs and expenses for the three and six months ended November 30, 2000, decreased by $28,000 (2%) and $2,258,000 (45%), respectively, from the comparable periods in 1999.

Depreciation of rental equipment for the three and six months ended November 30, 2000, decreased to approximately $5,000 and $14,000 from $785,000 and $1,617,000, respectively, for the comparable periods for 1999. This decrease is due to a decrease in the inventory of rental equipment as a result of the sale of the leasing portfolio in August 1999 and November 2000.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Interest expense for the three and six months ended November 30, 2000, was $1,000 and $5,000, respectively, as compared to $4,000 and $8,000 for the comparable periods in 1999.

Selling, general and administrative expenses for the three months ended November 30, 2000, were $1.1 million as compared to $767,000 for the comparable period in 1999. This increase is attributable to the Company's start up subsidiary T1Xpert.com, whose expenses, including payroll and consulting expenses, amounted to $605,000. This increase was offset by a decrease in general and administrative expenses in the amount of $280,000. For the six months ended November 30, 2000, selling, general and administrative expenses were $2.1 million compared to $1.6 million for the comparable period in 1999. This increase is attributable to the Company's start up subsidiary T1Xpert.com. T1Xpert.com's selling, general and administrative expenses for the current period amounted to $1.2 million compared to $115,000 for the comparable fiscal period in 1999, the period T1Xpert.com commenced operations. This increase was offset by a decrease in general and administrative expenses in the amount of $532,000. These decreases in general and administrative expenses were principally due to cost containment efforts and staff reduction between the periods.

As T1Xpert.com further develops its product, the Company expects that costs will increase as the need arises to assemble a marketing and business development program. Additional costs are expected to be incurred as the Company implements its products on an alpha level. Further unanticipated costs may also arise. General and administrative costs relating to the Company's prior operations are expected to decrease, but will be subject to a certain fixed cost of operating the Company at certain necessary minimum levels. Further, some Company personnel may serve in functions necessary to T1Xpert.com.

Income Taxes
------------
For the quarter ended November 30, 2000, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.


                         Liquidity and Capital Resources
                         -------------------------------

Net cash used in operations for the six months ended November 30, 2000 was $1.6 million as compared to $3.1 million for the comparable period in 1999 and net cash used by continuing operations for the six months ended November 30, 2000 was $1.2 million as compared to net cash used in continuing operations in the amount of $1.5 million for the comparable period in 1999. Net cash used in discontinued operations for the six months ended November 30, 2000 and 1999 was $454,000 and $1.6 million, respectively.

Net cash provided by investing activities for the six months ended November 30, 2000 was $1.2 million compared to $2.0 million for the six months ended November 30, 1999. The Company received $516,000 proceeds from its investment in mortgage participation notes during the six months ended November 30, 2000 as compared to investment of $286,000 in mortgage participation notes for the comparable period in 1999.

As of November 30, 2000, the Company had $2.1 million in cash and cash equivalents, as compared to $4.5 million at November 30, 1999 and $3.4 million at May 31, 2000. In August 1999 proceeds of $1.9 million were received by CIS in connection with the sale of leased equipment. The Company has established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility had a three-year term that expired in December 2000 and permitted borrowing equal to a percentage of the appraised value of the aircraft engines financed. The facility is not being renewed, but has been extended beyond the original expiration date of the loan until April 30, 2001. The extension allows for the continued borrowing of unpaid amounts existing at the original expiration date of the facility. It further provides for proceeds of engine sales and rental to be applied in permanent pay down of such loan. Should the Company be unable to sell sufficient assets to pay down the facility by April 30, 2001 the Company will need to negotiate an extension of such loan. Such terms and conditions may be materially unfavorable to the Company. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At November 30, 2000, $1,347,964 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4% and expires in December 2000.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


T1Xpert.com had expended $2,820,000 from its inception in August 1999 through November 30, 2000. The Company believes it has sufficient cash on hand to meet current operating needs until the projected development of its initial products through alpha stage, which it currently projects to be at the end of 2001. The successful and timely completion of the alpha stage is dependent, among other items, upon the Company obtaining a core client and the successful execution of the Company's operating plan, neither of which can be assured. After the alpha stage the Company will be in a position to begin beta-pre-production rollout of its product, which it is targeting for mid 2002. At that point, the Company would then expect to be in a position to deliver revenue-producing products.

The Company anticipates that, in developing past the alpha stage, it will need substantial additional funds. In connection therewith, the Company anticipates that in 2001 it will be seeking investments from strategic client/investors and/or venture capital investors. The form of investment will depend upon terms and conditions to be negotiated. In return for such funds the Company anticipates offering equity in T1Xpert.com. The amount of such equity and other terms and conditions will be subject to market conditions prevailing. The effect of such outside investment on the current shareholders of the Company cannot be determined, but may be dilutive to them. The Company may co-invest with such investors or, failing to find such investors, the Company may decide to fund such expenditures from its own resources. This funding may result in the Company selling assets at below market prices in order to raise funds. There can be no assurance that the Company will be able to meet its financial needs after it passes the alpha stage of development.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

On September 21, 2000 the Company reported that on September 19, 2000, the Company and the other petitioning creditors reached a settlement agreement with Eastwind Airlines and UM Holding, Inc. This agreement was approved by the Bankruptcy Court on October 20, 2000. The material provisions of the final agreement resulted in the Company and the other petitioning creditors combined receiving consideration worth $4 million in a package that includes $3 million in cash and a $1 million, 1-year unsecured note (6% interest rate and matures in March 2002 requiring monthly payments of principal and interest), and the dismissal of CIS Air's lawsuit in North Carolina State Court against AeroTurbine and AeroTurbine's dismissal of its counterclaims. After payment of professional fees incurred in reaching this settlement as well as payments to co-petitioning creditors the Company netted a gain in the amount of approximately $2.3 million. This gain presumes collectibility on the note, which management believes to be likely. As the origin of the gain relates to the Company's now discontinued operations, the gain is recorded in that section.

The Company incorporates by reference prior legal matters reported in the Company's Form 10K for the fiscal year ended May 31, 2000 and Form 10Q for the fiscal year ended August 31, 2000.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibit 27.1 - Financial Data Schedule.
              ------------

         (b)  Reports on Form 8-K - The Company filed the following reports on
              -------------------
              Form 8-K on the dates indicated during the quarter ended November 30, 2000.

              Date                 Description
              ----                 -----------

              September 21, 2000   The Company announced it had reached a
                                   settlement with Eastwind Airlines and
                                   UM Holdings.

              November 28, 2000    The Company announced the repurchase of
                                   607,158 shares from the Chase Manhattan Bank.

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


                          CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  January 16, 2001   By:    /s/ Michael L. Rosen
                                 -----------------------------------------------
                          Name:  Michael L. Rosen
                          Title: President, Chief Executive Officer and Director


Date:  January 16, 2001   By:    /s/ Jonah M. Meer
                                 -----------------------------------------------
                          Name:  Jonah M. Meer
                          Title: Senior Vice President, Chief Operating Officer
                                 and Chief Financial Officer