Form 10-Q
period 2001-02-28
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2001-04-16
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended February 28, 2001 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the transition period from                to
                                               --------------    --------------


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2001, the registrant has 5,883,886 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------



                                TABLE OF CONTENTS


                                                                            Page

PART I -  FINANCIAL INFORMATION                                               3


Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - February 28, 2001 and
            May 31, 2000                                                       3

          Consolidated Statements of Operations - Three and Nine
            Months Ended February 28, 2001 and February 29, 2000               4

          Consolidated Statements of Cash Flows - Nine Months
            Ended February 28, 2001 and February 29, 2000                    5-6

          Notes to Consolidated Financial Statements                        7-10

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations                              11-13
          -----------------------------------


PART II - OTHER INFORMATION                                                   14

Item 1.   Legal Proceedings                                                   14
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                    14
          --------------------------------


SIGNATURES                                                                    15

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------


CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
-------------------------------------------------------------------------------

                                                     February 28,     May 31,
                                                         2001          2000
                                                     -----------    -----------
                                                     (Unaudited)     (Audited)
ASSETS:
Cash and cash equivalents                             $  2,642       $  3,382
Accounts receivable, net                                   188          1,095
Notes receivable                                         2,417          2,567
Investment in mortgage participation notes                 595          1,108
Restricted cash                                            900            900
Net investment in direct financing leases                    2          1,092
Rental equipment, net                                      489             96
Property, plant and equipment, net                         186            260
Other assets                                               279            229
Net assets of discontinued operations                    3,889          3,524
                                                     -----------    -----------

      Total assets                                    $ 11,587       $ 14,253
                                                     ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable and other liabilities              $    417       $    509
  Discounted lease rental borrowings                         -            163
                                                     -----------    -----------

      Total liabilities                                    417            672
                                                     -----------    -----------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized
  20,000,000 shares, issued 7,101,668 shares                71             71
Additional paid-in capital                              35,129         35,129
Accumulated deficit                                    (22,470)       (20,753)
                                                     -----------    -----------
                                                        12,730         14,447
Treasury stock, at cost; 1,217,782 shares in 2001       (1,560)          (866)
                                                     -----------    -----------

      Total shareholders' equity                        11,170         13,581
                                                     -----------    -----------

      Total liabilities and shareholders' equity      $ 11,587       $ 14,253
                                                     ===========    ===========


-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
-------------------------------------------------------------------------------


                                             Three Months Ended            Nine Months Ended
                                        ----------------------------  ----------------------------
                                         February 28,   February 29,   February 28,   February 29,
                                             2001           2000           2001           2000
                                        -------------  -------------  -------------  -------------
REVENUES:
  Equipment sales                         $      -       $    740       $    550       $  2,708
  Equipment rentals                              8            747             66          2,540
  Income from direct financing leases            3             66             32            254
  Interest income                              119            153            403            469
                                        -------------  -------------  -------------  -------------

                                               130          1,706          1,051          5,971
                                        -------------  -------------  -------------  -------------

COSTS AND EXPENSES:
  Cost of sales                                  -            494            541          2,240
  Depreciation of rental equipment               7            676             21          2,293
  Interest expense                               -              5              5             13
  Other operating expenses                      54             99            151            209
  Selling, general and administrative
    expenses                                 1,222          1,232          3,350          2,794
                                        -------------  -------------  -------------  -------------

                                             1,283          2,506          4,068          7,549
                                        -------------  -------------  -------------  -------------

      Loss from continuing operations       (1,153)          (800)        (3,017)        (1,578)

      Gain (loss) from discontinued
        operations                            (200)          (419)         1,300         (1,054)
                                        -------------  -------------  -------------  -------------

      Net loss                            $ (1,353)      $ (1,219)      $ (1,717)      $ (2,632)
                                        =============  =============  =============  =============


Basic and diluted net loss
  per share (Note 3):
    Loss from continuing operations        $(.20)         $(.12)         $(.48)         $(.23)
    Gain (loss) from discontinued
      operations                            (.03)          (.07)           .21           (.16)
                                        -------------  -------------  -------------  -------------

      Net loss per share                   $(.23)         $(.19)         $(.27)         $(.39)
                                        =============  =============  =============  =============

Weighted average number of shares
  of common stock outstanding               5,892          6,576          6,337          6,736
                                        =============  =============  =============  =============


-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands

-------------------------------------------------------------------------------

                                                     For the Nine Months Ended
                                                   ----------------------------
                                                    February 28,   February 29,
                                                        2001           2000
                                                   -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           $ (1,717)      $ (2,632)
  Less: Gain (loss) from discontinued operations        1,300         (1,054)
                                                   -------------  -------------
     Loss from continuing operations                   (3,017)        (1,578)
                                                   -------------  -------------
  Adjustments to reconcile net loss from
    continuing operations to net cash used
    in operating activities:
   Gain from sale of equipment subject to lease            (9)          (469)
   Depreciation and amortization expense                  101          2,500
   Effect on cash flows of changes in:
     Accounts receivable, net                             907           (738)
     Notes receivable                                     150          1,244
     Other assets                                         (47)          (367)
     Accounts payable and other liabilities               (92)           134
     Deferred lease revenue                                 -         (2,230)
     Other liabilities                                      -            808
                                                   -------------  -------------
                                                        1,010            882
                                                   -------------  -------------
      Net cash used in continuing operations           (2,007)          (696)
      Net cash provided by (used in)
        discontinued operations                           935         (2,459)
                                                   -------------  -------------
      Net cash used in operating activities            (1,072)        (3,155)
                                                   -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                         550          2,727
  Purchase of rental equipment                              -         (1,311)
  Purchase of property and equipment                        -            (14)
  Collections of rentals on direct financing
    leases net of amortization of unearned income         125            400
  Proceeds from (disbursement for) investment
    in mortgage participation notes                       513           (280)
                                                   -------------  -------------
     Net cash provided by investing activities          1,188          1,522
                                                   -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lease, bank and institution
    financings                                              -             52
  Payments on lease, bank and institution
    financings                                           (163)           (86)
  Purchase of treasury stock                             (693)             -
                                                   -------------  -------------
     Net cash used in financing activities               (856)           (34)
                                                   -------------  -------------
     Net decrease in cash and cash equivalents           (740)        (1,667)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   3,382          5,800
                                                   -------------  -------------
  End of period                                      $  2,642       $  4,133
                                                   =============  =============

-------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
In Thousands

-------------------------------------------------------------------------------


                                                     For the Nine Months Ended
                                                   ----------------------------
                                                    February 28,   February 29,
                                                        2001           2000
                                                   -------------  -------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:

  Cash paid for income taxes                         $     53       $     73
                                                   =============  =============
  Cash paid for interest                             $      5       $    468
                                                   =============  =============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Inventory arising from transfers of
    equipment that came off-lease                    $    685       $    267
                                                   =============  =============



-------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2001. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

2.  T1Xpert
    -------

As reported in the May 31, 2000 Annual Report, the Company shifted its focus to development and commercialization of an Internet-enabled electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the securities industry, including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1." The newly created subsidiary that was formed to engage in this line of business, CIS Portal Corporation, changed its name to T1Xpert.com Corp. to more properly reflect its business focus. On April 5, 2001, the name T1Xpert.com Corp. was changed to T1Xpert Corp. ("T1Xpert").

T1Xpert is developing a suite of middle office brokerage products, a software platform for risk reduction for the next generation of real time systems and in preparation for the SEC/SIA mandated shortening of the securities industry settlement cycle from three days to one day (T + 1). T1Xpert had expended approximately $4 million from its inception in August 1999 through February 28, 2001. The Company believes it has sufficient cash on hand to meet current operating needs until the projected development of its initial products through alpha stage, which it currently projects to be at the end of 2001. The successful and timely completion of the alpha stage is dependent, among other items, upon the Company obtaining a core client and successfully executing the Company's operating plan, neither of which can be assured. On February 28, 2001, T1Xpert and Investec Ernst & Company ("Investec Ernst") announced that they had entered into the first phase of a project to implement the T1Xpert P&S solution at Investec Ernst. There can be no assurance, however, that Investec Ernst will enter into additional phases necessary for the complete implementation of the product and solution. After the alpha stage, the Company intends to begin beta-pre-production rollout of its product, which it is targeting for 2002.

The Company anticipates that, to develop past the alpha stage, it will need substantial additional funds. In connection therewith, the Company anticipates that in 2001 it will seek investments from strategic client/investors and/or venture capital investors. The form of investment will depend upon terms and conditions to be negotiated. In return for such funds the Company anticipates offering equity in T1Xpert. The amount of such equity and other terms and conditions will be subject to market conditions prevailing. The effect of such outside investment on the current shareholders of the Company cannot be determined, but may be dilutive to them. The Company may co-invest with such investors or, failing to find such investors, the Company may decide to fund such expenditures from its own resources. This funding may result in the Company selling assets at below market prices in order to raise funds. There can be no assurance that the Company will be able to meet its financial needs after it passes the alpha stage of development.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.  Net Income Per Share
    --------------------

Earnings per share are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), earnings per share, which specifies standards for computing and disclosing net income or loss per share. Basic and diluted net loss per share for the nine months ended February 28, 2001 and February 29, 2000, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of February 28, 2001, the Company had issued and outstanding options to purchase 222,616 shares of common stock (see
Note 6). The effect of these options is anti-dilutive in the computation of diluted net loss per share.

4.  Estimates
    ---------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

5.  Reclassifications
    -----------------

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

A summary of the status of the 1995 Plan as of February 28, 2001 and changes during the years ended on those dates is presented below:

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


                                                                   Weighted
                                                Number of      Average Exercise
                                                 Options       Price Per Option
                                            ----------------   ----------------
Outstanding at
  May 31, 1997 (188,337 exercisable)             284,000            $ 2.02
Granted                                          190,674            $ 2.38
Exercised                                        (70,001)           $ 1.97
Forfeited/expired                                (38,331)           $ 1.97
                                            ----------------
Outstanding at
  May 31, 1998 (234,002 exercisable)             366,342            $ 2.22
Granted                                           72,000            $ 1.92
Exercised                                              -            $    -
Forfeited/expired                                (16,668)           $ 1.97
                                            ----------------
Outstanding at
  May 31, 1999 (298,008 exercisable)             421,674            $ 2.18
Granted                                           13,280            $ 1.40
Exercised                                              -            $    -
Forfeited/expired                               (119,671)           $ 2.10
                                            ----------------
Outstanding at
  May 31, 2000 (302,003 exercisable)             315,283            $ 2.18
Granted                                                -            $    -
Exercised                                              -            $    -
Forfeited/expired                               (101,667)           $ 2.17
Outstanding at
  August 31, 2000 (200,336 exercisable)          213,616            $ 2.18
Granted                                           15,000            $ 1.06
Exercised                                              -            $    -
Forfeited/expired                                 (6,000)           $ 2.50
                                            ----------------
Outstanding at
  February 28, 2001 (207,616 exercisable)        222,616            $ 2.09
                                            ================


7.  Discontinued Operations
    -----------------------

On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it would be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation.

CIS Air had a revolving loan agreement (the "CIS Air Loan facility") with an institution to provide lease and inventory financing for aircraft engines, in the amount of $10,000,000. The facility had a three-year term and permits borrowings equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air are pledged as collateral for the Loan. At February 28, 2001, $1,033,346 of this facility was being utilized. The CIS Air Loan facility bears interest at prime plus 1/4% (8.75% at February 28, 2001) and was originally scheduled to expire in December 2000. Interest related to this facility was $31,523 and $159,372 for the quarters ended February 28, 2001 and February 29, 2000, respectively. CIS Air's lender was notified of its decision to exit the aviation business and the lender terminated CIS Air's ability to make additional borrowings under the CIS Air Loan facility. However, CIS Air and its lender did amend the original loan agreement to apply lease and sales proceeds as permanent pay-downs to the outstanding loan balance. In December 2000, the loan agreement was further amended to allow CIS Air to extend the original expiration date of the loan facility for unpaid borrowings up to April 30, 2001. As of March 31, 2001, $997,667 of the facility was unpaid.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


At the time of CIS Air's exit from the aviation business, management made certain estimates and reserves as to the carrying value of certain assets held by the operations. In the opinion of management, there has been further price erosion in the aviation industry relating to assets carried by CIS Air and management has recorded an additional provision to reduce inventories to estimated fair values in the amount of $1,000,000 for the current nine-month period (including $200,000 in the current quarter). As a result of the settlement of legal proceedings against Eastwind Airlines and UM Holding Inc. (the "Eastwind settlement"), a gain of $2.3 million was recorded by CIS Air. This gain is attributable to activities by CIS Air in connection with its leasing of engines and aircraft and is accordingly shown in the discontinued operations section of CIS Air's financial statements.

The Consolidated Balance Sheets and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

                                                   Nine Months Ended
                                             ----------------------------
                                              February 28,   February 29,
                                                  2001           2000
                                             -------------  -------------
      Revenues                                 $  2,300       $  2,797
      Costs and expenses                          1,000          3,851
                                             -------------  -------------
      Gain (loss) from discontinued
        operations                                1,300         (1,054)
      Income tax benefit                              -              -
                                             -------------  -------------
      Net income (loss) from discontinued
        operations                             $  1,300       $ (1,054)
                                             =============  =============

A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                              February 28,      May 31,
                                                  2001           2000
                                             -------------  -------------
      Assets:
        Cash and cash equivalents              $    264       $    336
        Receivables, net                            880            991
        Inventory, net of valuation
          allowance of $1,000                     4,085          5,254
        Net investment in direct financing
          leases, net of valuation
          allowance of $400                         720            907
        Rental equipment                              -          5,663
        Other assets                                  4              4
                                             -------------  -------------
            Total assets                          5,953         13,155
                                             -------------  -------------
      Liabilities:
        Accounts payable and costs
          of discontinuance                       1,031          2,229
        Other liabilities                             -            483
        Note payable to institution               1,033          6,919
                                             -------------  -------------
            Total liabilities                     2,064          9,631
                                             -------------  -------------
            Net assets of discontinued
              operations                       $  3,889       $  3,524
                                             =============  =============

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------


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


                              Results of Operations
                              ---------------------

Comparison of the Three and Nine Months Ended February 28, 2001 and
--------------------------------------------------------------------
February 29, 2000
-----------------

Continuing Operations
---------------------

Revenues
--------
Total revenues decreased to $130,000 for the three months ended February 28, 2001 from $1.7 million for the comparable fiscal quarter in 2000. This decrease was primarily due to lower rental income from equipment rentals and direct finance leases. Equipment sales decreased to $-0- for the three months ended February 28, 2001 from $700,000 for the comparable fiscal quarter in 2000. The decrease is due to no sales of the remaining general purpose equipment portfolio during the quarter. For the nine months ended February 28, 2001, total revenues decreased to $1.1 million from $5.9 million for the comparable fiscal period in 2000. For the nine months ended February 28, 2001, equipment sales decreased 80% to $550,000 compared to $2.7 million for the comparable prior year period. For the nine and three month periods ended February 28, 2001 and February 29, 2000, equipment rentals decreased to $66,000 and $8,000, respectively, from $2,540,000 and $747,000, respectively, for the comparable periods in 2000.

The reduction in revenue for these periods is because the Company has sold off substantially all of its leasing portfolio during fiscal 2000 and discontinued its aviation business. The Company's only active operating activity is that of its T1Xpert subsidiary which is developing software for the securities industry. This subsidiary is not expected to produce a significant amount of revenue in 2001. Accordingly, the Company has no ongoing operating source of revenue. The Company expects the historical decline in revenue to continue unless and until T1Xpert's products start to generate significant revenue.

Interest income for the three and nine months ended February 28, 2001, was $119,000 and $403,000, respectively, compared to $153,000 and $469,000 for the corresponding prior year periods. This decrease was due to lower cash balances because of funding T1Xpert operations.

Costs and Expenses
------------------
Costs and expenses for the three and nine months ended February 28, 2001, decreased by $1.2 million (49%) and $3.5 million (46%), respectively, from the comparable periods in 2000. The decrease is principally due to the reduction in leased assets carried by the Company as noted above, partially offset by higher operating costs of T1Xpert.

Depreciation of rental equipment for the three and nine months ended February 28, 2001, decreased to approximately $7,000 and $21,000 from $676,000 and $2,243,000, respectively, for the comparable periods for 2000. This decrease is due to a decrease in the amounts of owned equipment as a result of the sale of the leasing portfolio.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


Interest expense for the three and nine months ended February 28, 2001, was $-0-and $5,000, respectively, as compared to $5,000 and $13,000 for the comparable periods in 2000.

Selling, general and administrative expenses for the three months ended February 28, 2001 and 2000 were unchanged at $1.2 million. For the nine months ended February 28, 2001, selling, general and administrative expenses were $3.4 million compared to $2.8 million for the comparable period in 2000. This increase is primarily attributable to expenses associated with the Company's start-up subsidiary, T1Xpert. T1Xpert's selling, general and administrative expenses for the current nine-month period amounted to $1.9 million compared to $884,000 for the comparable fiscal period in 2000, the period T1Xpert commenced operations.

As T1Xpert further develops its product, the Company expects that costs will increase as the need arises to assemble a marketing and business development program. Additional costs are expected to be incurred as the Company develops its products in a production environment and develops additional suites of its modules. Further unanticipated costs may also arise. General and administrative costs relating to the Company's prior operations are expected to decrease, but will be subject to a certain fixed cost of operating the Company at certain necessary minimum levels. Further, some Company personnel may serve in functions necessary to T1Xpert.

Income Taxes
------------
For the nine and three-month periods ended February 28, 2001, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.


                         Liquidity and Capital Resources
                         -------------------------------

Net cash used in operations for the nine months ended February 28, 2001 was $1.1 million as compared to $3.2 million for the comparable period in 2000; net cash used in continuing operations for the nine months ended February 28, 2001 was $2.0 million as compared to net cash used in continuing operations in the amount of $696,000 for the comparable period in 2000. Net cash provided by discontinued operations for the nine months ended February 28, 2001 was $935,000, as compared to net cash used in discontinued operations for the nine months ended February 29, 2000, which was $2.5 million.

Net cash provided by investing activities for the nine months ended February 28, 2001 was $1.2 million compared to $1.5 million for the nine months ended February 29, 2000. The Company's investment in mortgage participation notes generated $513,000 in proceeds during the nine months ended February 28, 2001 as compared to disbursements of $280,000 from mortgage participation notes for the comparable period in 2000.

As of February 28, 2001, the Company had $2.6 million in cash and cash equivalents, as compared to $4.1 million at February 29, 2000 and $3.4 million at May 31, 2000. In August 1999 proceeds of $2.9 million were received by CIS in connection with the sale of leased equipment. The Company established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility had a three-year term that expired in December 2000 and permitted borrowing equal to a percentage of the appraised value of the aircraft engines financed. The facility is not being renewed, but repayment has been extended beyond the original expiration date of the loan until April 30, 2001. It further provides for proceeds of engine sales and rental to be applied in permanent pay down of such loan. Should the Company be unable to sell sufficient assets to pay down the facility by April 30, 2001 the Company will need to negotiate an extension of such loan. Such terms and conditions may be materially unfavorable to the Company. Substantially all of the assets of CIS Air are pledged as collateral for the loan. At February 28, 2001, $1,033,346 of this facility was being utilized. The CIS Air Loan Facility bears interest at prime plus 1/4%.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


T1Xpert is developing a suite of middle office brokerage products, a software platform for risk reduction for the next generation of real time systems and in preparation for the SEC/SIA mandated shortening of the securities industry settlement cycle from three days to one day (T + 1). T1Xpert had expended approximately $4 million from its inception in August 1999 through February 28, 2001. The Company believes it has sufficient cash on hand to meet current operating needs until the projected development of its initial products through alpha stage, which it currently projects to be at the end of 2001. The successful and timely completion of the alpha stage is dependent, among other items, upon the Company obtaining a core client and the successful execution of the Company's operating plan, neither of which can be assured. On February 28, 2001, T1Xpert and Investec Ernst announced that they had entered into the first phase of a project to implement the T1Xpert P&S solution at Investec Ernst. There can be no assurance, however, that Investec Ernst will enter into additional phases necessary for the complete implementation of the product and solution. After the alpha stage the Company intends to begin beta-pre-production rollout of its product, which it is targeting for 2002.

The Company anticipates that, in developing past the alpha stage, it will need substantial additional funds. In connection therewith, the Company anticipates that in 2001 it will be seeking investments from strategic client/investors and/or venture capital investors. The form of investment will depend upon terms and conditions to be negotiated. In return for such funds the Company anticipates offering equity in T1Xpert. The amount of such equity and other terms and conditions will be subject to market conditions prevailing. The effect of such outside investment on the current shareholders of the Company cannot be determined, but may be dilutive to them. The Company may co-invest with such investors or, failing to find such investors, the Company may decide to fund such expenditures from its own resources. This funding may result in the Company selling assets at below market prices in order to raise funds. There can be no assurance that the Company will be able to meet its financial needs after it passes the alpha stage of development.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------

The Company incorporates by reference prior legal matters reported in the Company's Form 10K for the fiscal year ended May 31, 2000 and Form 10Q for the fiscal year ended February 28, 2001.


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibit 27.1 - Financial Data Schedule.
              ------------

         99. Reports on Form 8-K - The Company filed the following reports on Form 8-K on the dates indicated during the quarter ended February 28, 2001.

              Date                  Description
              ----                  -----------

              February 28, 2001     The Company announced T1Xpert and Investec
                                    Ernst & Company had entered into the first phase of a project to implement the T1Xpert
                                    P&S Solution at Investec Ernst & Company.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  April 16, 2001    By:    /s/ Michael L. Rosen
                                -----------------------------------------------
                         Name:  Michael L. Rosen
                         Title: President, Chief Executive Officer and Director



Date:  April 16, 2001    By:    /s/ Jonah M. Meer
                                -----------------------------------------------
                         Name:  Jonah M. Meer
                         Title: Senior Vice President, Chief Operating Officer
                                and Chief Financial Officer