Form 10-K
period 2001-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2001-08-30
CIK 24071

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

For the Fiscal Year May 31, 2001                  Commission File Number 0-25104

                         CONTINENTAL INFORMATION SYSTEMS
                                   CORPORATION
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of the registrant's shares of Common Stock outstanding on June 30, 2001 was 5,883,881.

As of June 30, 2001, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3,001,644.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

  * Excludes 2,882,237 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2001. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

===============================================================================

                  CONTINENTAL INFORMATIONS SYSTEMS CORPORATION

                         2001 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS


                                                                            Page

PART I

Item 1.    Business                                                          3-7

Item 2.    Properties                                                          7

Item 3.    Legal Proceedings                                                 7-8

Item 4     Submission of Matters to a Vote of Security Holders                 8


PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters                                       8-9

Item 6.    Selected Financial Data                                          9-10

Item 7.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10-14

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk         14

Item 8.    Financial Statements and Supplementary Data                     15-36

Item 9.    Changes In and Disagreements with Accountants
           On Accounting and Financial Disclosure                             37


PART III

Item 10.   Directors and Executive Officers of the Registrant                 37

Item 11.   Executive Compensation                                             37

Item 12.   Security Ownership of Certain Beneficial
           Owners and Management                                              37

Item 13.   Certain Relationships and Related Transactions                     37


PART IV

Item 14.   Exhibits, Financial Statement Schedules,
           and Reports on Form 8-K                                            38

FORWARD LOOKING STATEMENTS

          All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, Continental Information Systems Corporation's with its subsidiaries (the "Company") future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company and the potential impact on asset realization; competitive factors, such as the introduction of new technologies and competitors that may compete with the Company's T1Xpert Corp. subsidiary; risks generally associated with development technology projects, including design, concept and implementation; risks associated with regulations concerning the securities industry conversion to a next day settlement cycle as well as the path chosen by the securities industry in adopting new technology solutions to deal with compressed settlement cycles; risks associated with collecting on the Company's notes receivable arising out of various settlements in the aviation business, risks attendant to the Company's finance activities generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and pricing pressures which could affect the value of the Company's assets; changes in labor, equipment and capital costs; future acquisitions; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company cautions readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to update such forward-looking statements.

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION AND HISTORY

          Continental Information Systems Corporation is a New York Corporation that was organized in 1968. Together with its Subsidiaries (the "Company") was a specialized financial services company that engaged in the leasing, sales and management of commercial aircraft and engines, among other assets, and was also engaged in other financing activities, including commercial real estate financing. In August 1999, the Company ceased entering into new equipment leases and sold a substantial portion of its remaining lease portfolio. Since then, the Company has disposed of the balance of its remaining lease portfolio. In July 2000 the Company's subsidiary, CIS Air Corporation, exited the aviation business.

          The Company has changed its focus to the development and commercialization of an Internet-enabled electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1". The newly created subsidiary that was formed to engage in this line of business, CIS Portal Corporation, changed its name to T1Xpert.com Corp. ("T1Xpert.com") to more properly reflect its business focus. On April 5, 2001, the name T1Xpert.com Corp. was changed to T1Xpert Corp. ("T1Xpert").

The financial statements contained herein have been prepared by management assuming that the Company will continue as a going concern. However, the Company is in the initial stages of developing its securities processing software business and its products have not yet been completed or tested for functionality. There currently is no demonstrated market for the products that the Company is developing and the Company does not yet have any significant revenue from clients which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

SECURITIES PROCESSING SOFTWARE BUSINESS

          The Company's sole operating focus is the development and commercialization of software for the securities industry. The Company conducts this activity through its T1Xpert subsidiary.

          T1Xpert is developing a suite of middle and back office brokerage products and solutions. The products and solutions are being designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for the expected SEC/SIA mandated shortening of the securities industry settlement cycle from three days to one day (T + 1). The Company's product development strategy is to develop T1Xpert incrementally, with a series of independent products that, in total, constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product would build on the functions and infrastructure of the previous products. T1Xpert has expended approximately $4.5 million from its inception in August 1999 through May 2001. The Company completed alpha testing, (i.e., internal testing without guidance from a potential client/licensee), of the first component of its Real-Time Middle Office Balancing System, the P&S module, in March 2001. Beta infrastructure build-out of the P&S module began in July 2001. This build-out consists of installing, for a financial services firm client, the necessary hardware, software and telecommunications systems to complete testing in a real-time environment (i.e., use with live data by such client/licensee) prior to production rollout.

          The Company believes it has sufficient cash on hand to meet current operating needs until the projected development of its initial products through completion of the beta stage, which it currently projects to be at the end of the first calendar quarter of 2002. The successful and timely completion of the beta stage is dependent, among other items, upon the Company successfully executing the Company's operating plan which can not be assured.

          The Company anticipates that, to develop and operate past the beta stage, it will need substantial additional funds to meet its financial needs. There can be no assurance that the Company will be able to generate such funds after June 2002. If the Company raises funds from third parties for investment in T1Xpert, the effect of such outside investment on the current shareholders of the Company cannot be determined, but it may be dilutive, perhaps substantially, to them. In the interim, the Company has allocated all its available resources to continue funding T1Xpert. This may result in the Company selling assets at below market prices in order to raise funds. Without additional funding there can be no assurance that the Company will be able to meet its financial needs after it passes the beta stage of development.

CUSTOMERS AND MARKETING

          The current marketing strategy for T1Xpert is focused on being an early entrant with a new product that management believes will create effective solutions for intelligently managing full real-time straight through transaction processing and T+1. Establishing early product credibility will be essential to the success of the business. The Company believes that it will be unable to establish such credibility if testing of the product does not meet expectations or the Company is unable to meet current product timing and development goals.

          The Company's marketing strategy includes direct sales through its staff and indirect sales through channel partners. Channel partner alliances include consulting firms, who are overseeing conversions at self-clearing brokers, and who are searching for a strong product to expand their brokerage solutions offerings.

          As part of the marketing plans of T1Xpert, the Company may seek to engage in strategic market relationships with vendors, brokers, dealers or other market participants. There can be no assurance, however, that the Company will be able to establish the necessary strategic market relationships, or, if such relationships are established, that they will be successful.

          In February 2001, T1Xpert entered into the first phase of a project to implement the T1Xpert P&S solution at a global investment bank. The first phase was successfully completed. In August 2001, T1Xpert signed a Beta License with the global investment bank for such bank to assist T1Xpert in testing and evaluating T1Xpert's software applications under development.

          In July 2001 T1Xpert was engaged by a different global investment bank to develop a customized solution for the bank's institutional trade processing needs. This solution is based on T1Xpert's Allocation module, a part of its P&S module. The bank and T1Xpert are also in preliminary negotiations about the bank using T1Xpert's P&S module in a production environment. There can be no assurance that the bank will ultimately decide to use the P&S solution. Failure to successfully implement this project may have a negative effect on T1Xpert.

          The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

COMPETITION

          T1Xpert may face competition from systems developed by other, much larger companies, and its success will depend on the ability of the Company to position itself as the preferred product solution. This, in turn, will depend on the speed with which the Company can develop and commercialize its products to its target users. Potential competitors may have access to greater resources or better technology.

          The Company's continued ability to compete effectively is also materially affected by its ability to attract and retain qualified personnel and by the availability of financing on competitive terms and conditions. Many of the Company's potential competitors have substantially greater financial resources, economies of scale and lower capital costs than the Company and, as a result, no assurance can be given that the Company will be successful in operating profitably or in obtaining access to competitive capital sources or other means of financing its product development.

          The Company intends to compete primarily on its use of the most current technology platforms, its understanding of the securities industry, its capability to meet customer needs, its flexibility in structuring transaction terms, its reliability in meeting commitments and the degree of knowledge and competence of key employees and advisors.

PROPRIETARY RIGHTS

          The Company currently has no patents, however, it is in the process of filing several United States patent applications. The Company's ability to succeed will depend on the development of related proprietary technologies and specialized processes either alone or in conjunction with others. These proprietary technologies and processes will require the Company to secure patents and trademarks to protect its systems and services. There can be no assurance that the Company will be successful in doing so. The Company may use licenses from other relevant technology providers that may be important to the Company's business.

FEDERAL REGULATION

          T1Xpert is not registered as a broker dealer, nor does it engage in activities that management believes require it to register as such. At present there is no known regulation governing T1Xpert's activities, other than those that affect all businesses generally. It does intend, however, to provide services to registered broker dealers, and assist them with complying with various laws and regulations. Its product offering is intended to assist broker dealers in meeting a variety of such regulations. Failure to properly develop products in compliance with such laws and regulations could have a negative impact on the Company's business.

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

          In July 2000, the Company sold a portion of its engine portfolio and began to liquidate the balance of its engine portfolio and other aviation assets. The proceeds of the sales were used to pay down CIS Air's existing credit facility with its lender. As of June 21, 2001, the balance on the credit facility was fully paid. The Company is treating the aviation business as a discontinued operation with appropriate disclosure and valuation under accounting principles generally accepted in the United States of America.

          In addition to CIS Air's sales and leasing activities, a subsidiary of CIS Air, CIS Aircraft Partners, Inc., had managed a portfolio of commercial aircraft on behalf of two publicly held limited partnerships, JetStream, L.P. and JetStream II, L.P. since their inception in 1987 and 1988 respectively. As managing general partner, CIS Aircraft Partners, Inc. acquired the portfolio on behalf of the partnerships, arranged leases of the aircraft and engaged in ongoing management activities including remarketing to preserve and protect the value of the portfolio. The payment of management fees to CIS Aircraft Partners, Inc. from JetStream, L.P. was suspended in December 1997, and the payment of management fees from JetStream II, L.P. was suspended in September 1998, because under the terms of the respective limited partnership agreements, these fees were subordinate in right of payment to a preferred rate of return to the limited partners.

          The general partners of the JetStream Partnerships solicited and received unitholders' approval for the liquidation of the JetStream Partnerships and for the payment of a marketing fee upon the sale of each of the Partnerships' assets. The marketing of the assets began in January 2000 and as of February 28, 2001 all the assets of the portfolios were sold by the Partnerships generating marketing fees of approximately $670,000 for the Company.

          In August 1999, the Company's subsidiary, CIS Corporation, ceased entering into new equipment leases and sold a substantial portion of its remaining lease portfolio.

OTHER FINANCE ACTIVITIES

          In July 1997, the Company entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term funding for commercial real estate transactions. The Company has ceased making additional investments under the Agreement and has no obligation to make any additional investments under the Agreement. At May 31, 2001, the Company's sole remaining investment in such transactions was approximately $367,000, net of a reserve for loss on investment of $122,400.

          The Company has made loans or loan guarantees to borrowers with profiles that did not meet the requirements of traditional lending institutions. Based on the unique nature of the loan the Company received fees, equity interests or other forms of remuneration in addition to traditional interest. The Company is in the process of managing, collecting and liquidating several such loans and loan guarantees. In exchange for a collateralized loan guarantee made by the Company, the Company received warrants in a high technology company, which the Company currently carries at zero valuation. Due to weak market conditions and based on management's assessment of the probability of collection, the Company has written down its investments in high technology companies by $1.3 million.

FINANCING

          The Company's financing strategy had been primarily to use its own capital, except in the aviation subsidiary where the Company also had a collateralized, revolving loan agreement with an institution to provide lease and inventory financing for aircraft engines for CIS Air in the amount of $10,000,000. The facility bore interest at prime plus 1/4% and expired in December 2000. The Company arranged for several extensions with its lender. On June 21, 2001, the debt was fully paid with proceeds from the sale of the engines.

          The Company's T1Xpert subsidiary will need substantial additional funds. There can be no assurance that the Company will be able to generate such funds. If the Company raises funds from third parties for investment in T1Xpert, the effect of such outside investment on the current shareholders of the Company cannot be determined, but it will be dilutive, perhaps substantially.

CONCENTRATION OF CREDIT RISK

          As T1Xpert is in the development stage it has no revenue producing customers. Initially the Company anticipates that it may have only a few customers. The Company's potential customers will be concentrated in the financial services industry; however, the Company believes that it competes in an industry in which many of its potential customers are under regulatory guidelines which require that such entity maintains a prescribed level of capital in the operations of its business.

          Of the Company's notes receivable balance of $1.8 million, $1.6 million is owed by one customer in the aviation business. Thus, the Company is directly affected by the well being of this one company and the airline industry in general. The credit risk associated with this customer is mitigated by the note being collateralized; however a substantial portion of such collateral is outside the United States, thereby creating potential difficulties for the recovery of collateral in case of default.

EMPLOYEES

          As of June 30, 2001, the Company had 23 full-time employees, none of whom were employed under a collective bargaining agreement. Four of these employees work in administration and 19 of these employees are full-time employees of T1Xpert. In connection with T1Xpert, the Company's plan is to add employees, but it may be hampered if there are limitations in the pool of eligible available personnel in the technology job market in which the Company operates and by the Company's cash requirements.


ITEM 2.   PROPERTIES

          The Company's executive offices are located in New York, New York. The Company occupies this office under a lease which is in the aggregate approximately 6,000 square feet, for an aggregate monthly rental of approximately $14,000. The Company is currently also leasing a small one person office in Syracuse, New York as part of its wind down of discontinued operations.


ITEM 3.   LEGAL PROCEEDINGS

          On September 19, 2000, the Company and the other petitioning creditors reached a settlement agreement with Eastwind Airlines and UM Holding, Inc. This agreement was approved by the Bankruptcy Court on October 20, 2000. The material provisions of the final agreement resulted in the Company and the other petitioning creditors combined receiving consideration worth $4 million in a package that includes $3 million in cash and a $1 million, 1-year unsecured note (6% interest rate and maturing in March 2002 with monthly payments of principal and interest), and the dismissal of CIS Air's lawsuit in North Carolina State Court against AeroTurbine and AeroTurbine's dismissal of its counterclaims. After payment of professional fees incurred in reaching this settlement as well as payments to co-petitioning creditors the Company realized a gain in the amount of approximately $2.4 million. This gain presumes collection of the note, which management believes to be likely. As the transaction relates to the Company's now discontinued operations, the gain is recorded therein.

          On July 24, 2000 CIS Air settled its previously reported lawsuit against Cigna Insurance in exchange for the payment by Cigna to CIS Air's institutional lender as loss payee, the full value of the policy less the policy's deductible.

          On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. Extensive discovery has been completed and the case is ready for trial.

          On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas Aerospace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The parties settled their lawsuit under the joint venture agreement but left open all issues related to the Dallas matter.

          On March 7, 2000 CIS Air filed suit against Express One International, Inc. a Delaware Corporation in the Supreme Court, State of New York, County of New York. The suits seek damages in an amount no less than $47,500 for engine rent and maintenance reserve payments and $70,639 for engine repairs. The suit is in the final discovery phase of litigation.

          In July 2001 CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and is seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. No proceedings have yet occurred in the case.


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


                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

          The Company's Common Stock trades on the Nasdaq Small-Cap Market under the symbol CISC. The high and low bid information for the last two fiscal years is as follows:

                         August 31          November 30         February 28            May 31
                     ----------------    ----------------    ----------------    ----------------
                       First Quarter       Second Quarter      Third Quarter       Fourth Quarter
                     ----------------    ----------------    ----------------    ----------------
                       Low      High       Low      High       Low      High       Low       High
                     ------    ------    ------    ------    ------    ------    ------    ------
Fiscal year ended
  May 31, 2001       $  .63    $ 1.25    $  .75    $ 1.19    $  .94    $ 1.19    $  .50    $ 1.13

Fiscal year ended
  May 31, 2000       $ 1.16    $ 1.25    $ 1.16    $ 1.38    $ 1.19    $ 2.75    $ 1.25    $ 2.81

          As of June 30, 2001, there were 1,203 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date and the Company does not anticipate paying a dividend in the foreseeable future, as the Board of Directors intends to retain any earnings for use in the business. Any future determination of dividends will depend upon any dividend restrictions applicable to the Company, its financial condition, results of operations and such other factors as the Board of Directors deems relevant.

          The Company announced that it had received a NASDAQ Staff Determination on May 16, 2001 indicating that it was not in compliance with the minimum bid price requirements for continued listing set forth in Marketplace Rule 4310(c)(4), and that its securities were, therefore, subject to delisting. The Company requested an oral hearing before a NASDAQ Listing Qualifications Panel to review the Staff Determination. The hearing request automatically stayed the delisting of the Company's common stock. A hearing before the NASDAQ Listing Qualifications Panel was scheduled for Thursday, June 14, 2001.

          By letter dated June 4, 2001, from the office of the Chief Counsel for NASDAQ Listing Qualification Hearings, the Company was informed that the hearing was no longer necessary as the Company has evidenced compliance with the bid price requirement and all other requirements necessary for continued listing on the NASDAQ Small Cap Market.

          As of August 20, 2001, the Company's stock price had fallen below the minimum bid requirements and has continued to remain there. There can be no assurance that the Company will be able to maintain its listing on the NASDAQ Small Cap Market.


ITEM 6.   SELECTED FINANCIAL DATA

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

                           For the Year Ended May 31,

Period Data                         2001       2000       1999       1998       1997
                                   -------    -------    -------    -------    -------
                                    (Dollars in thousands except per share amounts)

Total revenues                     $ 1,272    $ 8,465    $ 8,797    $ 6,347    $16,055
Costs and expenses                   7,500     10,854     11,720      7,243     15,764
                                   -------    -------    -------    -------    -------

(Loss) income from continuing
  operations before provision
  (benefit) for income taxes        (6,228)    (2,389)    (2,923)      (896)       291
Provision (benefit) for
  income taxes                           -          -      5,448       (341)       111
                                   -------    -------    -------    -------    -------

(Loss) income from
  continuing operations             (6,228)    (2,389)    (8,371)      (555)       180
Income (loss) from discontinued
  operations, net of taxes             743     (5,703)     1,544     (4,818)       906
                                   -------    -------    -------    -------    -------

Net (loss) income                  $(5,485)   $(8,092)   $(6,827)   $(5,373)   $ 1,086
                                   =======    =======    =======    =======    =======

Basic and Diluted Net (Loss)
  Income Per Common Share:
-------------------------

(Loss) income from continuing
  operations                       $ (1.00)   $ (0.36)   $ (1.21)   $ (0.08)   $  0.03
Income (loss) from discontinued
  operations                          0.12      (0.85)      0.22      (0.69)      0.12
                                   -------    -------    -------    -------    -------

Net (loss) income                  $ (0.88)   $ (1.21)   $ (0.99)   $ (0.77)   $  0.15
                                   =======    =======    =======    =======    =======

                                                  Year Ended May 31,
                                   ---------------------------------------------------
Balance Sheet Data                  2001       2000       1999       1998       1997
                                   -------    -------    -------    -------    -------
                                                (Dollars in thousands)
Total assets                       $ 8,815    $14,253    $25,218    $39,861    $42,204
Liabilities                          1,413        672      3,142     10,901      7,603
Shareholders' equity                 7,402     13,581     22,076     28,960     34,601


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

                              RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUES

          For the three fiscal years ended May 31, 2001, total revenues decreased to $1.3 million in fiscal 2001 from $8.5 million in fiscal 2000 and decreased from $8.8 million in fiscal 1999. Equipment sales decreased to $633,000 in fiscal 2001 from $4.7 million in fiscal 2000, and from $2.6 million in fiscal 1999. With the discontinuation of lease originations in August 1999 and sale of a substantial portion of the portfolio in fiscal 2000, equipment sales are expected to be minimal in fiscal 2002. The significant decrease (86.5%) in sales during the fiscal year 2001 is due to the sale of the majority of computer equipment leases for $2.6 million to one lessee at the end of their lease term during the third and fourth quarters of fiscal 2000. The Company recorded a gain of $608,000, net of remarketing fees in the amount of $155,000 in fiscal 2000 for sales of previously leased computers. In August 1999, a substantial portion of the general equipment lease portfolio was sold for $1.7 million.

          Equipment rentals and income from direct financing leases decreased to $110,000 in fiscal 2001 from $3.0 million in fiscal 2000 and from $5.4 million in fiscal 1999. The decreases in fiscal 2001 and 2000 are primarily attributable to the sale of the lease portfolio during the fiscal year 2000.

          Interest, fees and other income decreased to $529,000 in fiscal 2001 from $750,000 in fiscal 2000, and from $764,000 in fiscal 1999. The decrease is the result of lower cash balances because of the funding of T1Xpert operations.

COSTS AND EXPENSES

          Costs and expenses decreased to $7.5 million in fiscal 2001 from $10.9 million in fiscal 2000 and $11.7 million in fiscal 1999. Cost of sales decreased to $1.0 million in fiscal 2001 from $3.7 million in fiscal 2000 and $2.1 million in fiscal 1999. The decrease is a direct result of the 86.5% decrease in sales. Cost of sales as a percentage of sales for the fiscal years ended May 31, 2001, 2000 and 1999 was 158.8%, 79.6% and 81.7%, respectively. The increase in fiscal 2001 is due to certain losses on the sale of equipment.

          Depreciation of rental equipment decreased to $26,000 in fiscal 2001 from $2.4 million in fiscal 2000 and from $4.2 million in fiscal 1999. These decreases are due to a decrease in the amounts of owned rental equipment as a result of the sale of the leasing portfolio.

          Interest expense decreased to $5,000 in fiscal 2001 from $16,000 in fiscal 2000 and $127,000 in fiscal 1999. These variances reflect the changes in the average debt outstanding during the respective periods. In fiscal 1999 $1.6 million of debt was paid off in conjunction with an equipment sale.

          Selling, general and administrative expenses increased to $4.9 million in fiscal 2001 from $4.1 million in fiscal 2000 and from $3.9 million in fiscal 1999. In fiscal 2001 and 2000 the increase in selling, general and administrative expenses was mainly attributable to T1Xpert's start-up expenses which amounted to $2,795,000 in fiscal 2001 compared to $1,611,000 in fiscal 2000. These increases were offset by a decrease in general and administrative expenses in the amount of $322,000 in fiscal 2001 and $1,470,000 in fiscal 2000. These decreases were principally due to cost containment efforts and staff reduction between the periods.

          As T1Xpert further develops its product, the Company expects that costs will increase as the Company assembles a marketing and business development program. Additional costs are expected to be incurred as the Company develops its products in a production environment and develops additional suites of its modules. Further unanticipated costs may also arise. General and administrative costs relating to the Company's prior operations are expected to decrease, but will be subject to a certain fixed cost of operating the Company at certain necessary minimum levels. Further, some Company personnel may serve in functions necessary to T1Xpert.

INCOME TAXES

          For the fiscal year ended May 31, 1999, a provision for deferred income tax expense on income from continuing operations, was recorded in the amounts of $5,414,000. The realizability of the deferred tax assets is dependent on the Company generating future taxable earnings, the income taxes on which would be offsettable by the Company's NOL carryforwards. The NOL carryforwards resulted from the Company's emergence from bankruptcy pursuant to a chapter 11 plan of reorganization in November 1996. The Company provided a full valuation allowance for these deferred tax assets as of May 31, 1999, 2000 and 2001 since, in management's opinion, the future realizability of the deferred tax assets is uncertain in light of its actual operating results since reorganization. This action does not impair the availability of the NOL carryforwards to offset any future taxable earnings. The pre-reorganization NOL carryforwards expire during the years 2004 to 2010. Utilization of the pre-reorganization NOL carryforwards is limited to approximately $2 million per year. The Company periodically reviews the adequacy of the valuation allowance for NOL carryforwards and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

DISCONTINUED OPERATIONS

          In July 2000, the Company placed its commercial aircraft engine portfolio up for competitive bid with plans to exit the aviation business. The Company accounts for the aviation business as a discontinued operation. The Company recorded a provision of $4,071,000 in the year ended May 31, 2000, relative to the disposal of CIS Air assets, including $2,679,000 representing estimated losses on sale of equipment, and other revenues and charges related to the discontinuance of the business unit.

          During the year ended May 31, 2001, in the opinion of management, there was further price erosion in the aviation industry relating to assets carried by CIS Air, and management recorded an additional provision relative to the disposal of CIS Air's assets in the amount of $2.3 million, which includes an inventory valuation allowance of $735,276 and other revenue and charges related to the discontinuance of the business unit. As a result of the settlement of legal proceedings against Eastwind Airlines and UM Holding Inc. (the "Eastwind settlement"), a gain of $3.0 million was recorded by CIS Air. This gain is attributable to activities by CIS Air in connection with its leasing of engines and aircraft and is accordingly shown in the discontinued operations section of CIS Air's financial statements.

          A summary of the results of operations of the discontinued CIS Air business unit follows (in thousands):

                                                           For the Year Ended May 31,
                                                         -----------------------------
                                                          2001       2000       1999
                                                         -------    -------    -------
Revenues                                                 $ 3,005    $ 4,135    $ 8,630
Costs and expenses                                         2,262      5,767      8,172
                                                         -------    -------    -------

    Income (loss) from discontinued operations               743     (1,632)       458
    Loss on disposal of discontinued operations                -     (4,071)         -
                                                         -------    -------    -------

    Income (loss) before provision for income taxes          743     (5,703)       458
    Provision for income taxes                                 -          -          -
                                                         -------    -------    -------

    Net income (loss) from discontinued operations       $   743    $(5,703)   $   458
                                                         =======    =======    =======

          In May 1998, the Company discontinued and liquidated its Laser Access laser printing business.

          A summary of the results of operations of the discontinued Laser Access Business Unit follows (in thousands):

                                                                             Year Ended
                                                                            May 31, 1999
                                                                            ------------
Revenues                                                                       $     -
Costs and expenses                                                                   -
                                                                               -------

    Loss from discontinued operations                                                -
    Gain on disposal of discontinued operations                                  1,086
                                                                               -------

    Income before benefit for income taxes                                       1,086
    Benefit for income taxes                                                         -
                                                                               -------

    Net income from discontinued operations                                    $ 1,086
                                                                               =======

EQUIPMENT LEASING BUSINESS

          In August 1999, the Company's subsidiary had sold a substantial portion of its remaining lease portfolio and ceased entering into new equipment leases. The Company has outsourced the administration of its remaining lease portfolio, the termination dates of which exceed one year. In October 2000, the Company sold all but one of the remaining equipment leases to the Administrator.

                         LIQUIDITY AND CAPITAL RESOURCES

          Net cash used in operations for the year ended May 31, 2001 was $2.2 million as compared to $5.6 million for the year ended May 31, 2000, and $1.5 million was provided by operations for the year ended May 31, 1999; net cash used in continuing operations for the year ended May 31, 2001 was $3.0 million as compared to net cash used in continuing operations in the amount of $3.4 million for the year ended May 31, 2000, and cash provided by continuing operations of $5.6 million for the year ended May 31, 1999. Net cash provided by discontinued operations for the year ended May 31, 2001 was $717,000, as compared to net cash used in discontinued operations for the years ended May 31, 2000 and 1999, of $2.2 million and $4.1 million, respectively. During the year ended May 31, 2001, the Company received proceeds, net of legal and other costs, of $3.0 million from the settlement of the Eastwind claim.

          Net cash provided by investing activities for the year ended May 31, 2001 was $1.3 million compared to $3.8 million and $4.4 million for the years ended May 31, 2000 and 1999. The Company's investment in mortgage participation notes generated $517,000 in proceeds during the year ended May 31, 2001, as compared to disbursements of $336,000 from mortgage participation notes for the year ended May 31, 2000 and proceeds of $850,000 from mortgage participation notes for the year ended May 31, 1999.

          As of May 31, 2001, the Company had $1.5 million in cash and cash equivalents, as compared to $3.4 million at May 31, 2000. In August 1999 proceeds of $2.9 million were received by CIS in connection with the sale of leased equipment. The Company established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility had a three-year term that expired in December 2000 and permitted borrowing equal to a percentage of the appraised value of the aircraft engines financed. The CIS Air Loan Facility bears interest at prime plus 1/4%. The facility was not renewed, but repayment had been extended beyond the original expiration date. Substantially all of the assets of CIS Air were pledged as collateral for the loan. At May 31, 2001, $765,542 of this facility was being utilized and was paid off in June 2001.

          On November 20, 2000, the Company completed a repurchase of 607,158 shares of outstanding common stock from The Chase Manhattan Bank and its wholly owned subsidiaries. The reacquired shares represented 9.30% of the 6,527,344 shares then outstanding. The shares were purchased at $ .9882 per share, which was less than the market price.

          On May 27, 1997, the Company announced that its Board of Directors had authorized the expenditure of up to $500,000 for the repurchase of its common stock. The Company commenced a voluntary odd lot repurchase program through June 30, 1997, which was extended through July 31, 1997. Shareholders owning less than 100 shares of the Company's common stock were offered the opportunity to sell all their shares at the closing price of the common stock on the Nasdaq Small-Cap Market on May 23, 1997, which was $2.25 per share. Approximately 20,000 shares were repurchased by the Company at an aggregate cost of approximately $45,000. Subsequent to the odd lot repurchase program, the Company repurchased from time to time additional shares of its common stock up to the balance of $500,000 remaining after the odd lot program. In February 1999, the Company announced that its Board of Directors had authorized the expenditure of an additional $500,000 for the repurchase of its common stock. The Company will hold all repurchased shares of common stock in its treasury. Subject to approval from the Board of Directors, the Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other transactions. As of May 31, 2001, approximately 1,217,800 shares (including the purchase of the Chase shares) had been repurchased by the Company at an aggregate cost of approximately $1,560,000.

          The Company believes it has sufficient cash on hand to meet current operating needs until the projected development of its initial products through completion of the beta stage, which it currently projects to be at the end of the first calendar quarter of 2002. The successful and timely completion of the beta stage is dependent, among other items, upon the Company successfully executing the Company's operating plan, which can not be assured.

          The Company anticipates that, to develop and operate past the beta stage, it will need substantial additional funds. There can be no assurance that the Company will be able to generate such funds. If the Company raises funds from third parties for investment in T1Xpert, the effect of such outside investment on the current shareholders of the Company cannot be determined, but it will be dilutive, perhaps substantially, to them. In the interim, the Company has allocated all its available resources to continue funding T1Xpert. This funding may result in the Company selling assets at below market prices in order to raise funds. Without additional funding there can be no assurance that the Company will be able to meet its financial needs after it passes the beta stage of development.

          The Company does not anticipate entering into financing arrangements with financial institutions, involving collateralizing and/or leveraging the Company's assets.

NEW ACCOUNTING PRONOUNCEMENT, ISSUED BUT NOT YET EFFECTIVE

          In July 2001, the Financial Accounting Standards Board issued FASB Statements Nos. 141 and 142 (SFAS 141 and SFAS 142), "Business Combinations" and "Goodwill and Other Intangible Assets." SFAS 141 replaces Accounting Principles Board Opinion No. 16 (APB 16), "Business Combination," and eliminates pooling-of-interests accounting prospectively. It also provides guidance on purchase accounting related to the recognition of intangible assets and accounting for negative goodwill. SFAS 141 changes the accounting for goodwill from an amortization method to an impairment-only approach. Under SFAS 142, goodwill will be tested annually and whenever events or circumstances occur indicating that goodwill might be impaired. SFAS 141 and SFAS 142 are effective for all business combinations completed after June 30, 2001. Upon adoption of SFAS 142, amortization of goodwill recorded for business combinations consummated prior to July 1, 2001 will cease, and intangible assets acquired prior to July 1, 2001 that do not meet the criteria for recognition under SFAS 141 will be reclassified to goodwill. Companies are required to adopt SFAS 142 for fiscal years beginning after December 15, 2001. In connection with the adoption of SFAS 142, companies will be required to perform a transitional goodwill impairment assessment. The Company believes that the adoption of SFAS No. 142 beginning on January 1, 2002 will have no effect on the Company's financial position and results of operations.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

          The Company is exposed to risks associated with interest rate changes. The Company does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At May 31, 2001, the Company's total outstanding debt consisted of a secured, revolving loan facility in the amount of $765,542 which was paid off in June 2001. The facility has a floating interest rate of prime plus 1/4%.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Report of Independent Accountants                                             16


Financial Statements:

  Consolidated Balance Sheets
    May 31, 2001 and 2000                                                     17

  Consolidated Statements of Operations
    Years ended May 31, 2001, 2000 and 1999                                   18

  Consolidated Statements of Shareholders' Equity
    Years Ended May 31, 2001, 2000 and 1999                                   19

  Consolidated Statements of Cash Flows
    Years Ended May 31, 2001, 2000 and 1999                                20-21

  Notes to the Consolidated Financial Statements                           22-35


Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                             36

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index on page 17 present fairly, in all material respects, the consolidated financial position of Continental Information Systems Corporation and its subsidiaries (the "Company") at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is in the initial stages of developing its securities processing software business, the product, T1Xpert, has not yet been released or tested for functionality. There is currently no demonstrated market for this product and the Company does not have any contracted clients which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






PRICE WATERHOUSECOOPERS LLP
New York, New York
August 17, 2001

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

May 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                                     2001       2000
                                                                   --------   --------
ASSETS:
Cash and cash equivalents                                          $  1,545   $  3,382
Accounts receivable, net of allowance for doubtful accounts of
  $108 at May 31, 2000 (Note 4)                                           5      1,095
Notes receivable, net of allowance for doubtful accounts of
  $1,000 in 2001 and 2000                                             1,811      2,567
Investment in mortgage participation notes                              201      1,108
Real estate held for sale, net (Note 5)                                 367          -
Restricted cash                                                         900        900
Net investment in direct financing leases (Note 6)                        -      1,092
Net rental equipment (Note 7)                                            20         96
Property, plant and equipment, net (Note 8)                             177        260
Other assets                                                            239        229
Net assets of discontinued operations (Note 3)                        3,550      3,524
                                                                   --------   --------

      Total assets                                                 $  8,815   $ 14,253
                                                                   ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable and other liabilities                           $    513   $    509
  Discounted lease rental borrowings                                      -        163
  Loan guarantee                                                        900          -
                                                                   --------   --------

      Total liabilities                                               1,413        672
                                                                   --------   --------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares,
  at May 31, 2001 and 2000; issued and outstanding 7,101,668
  shares at May 31, 2001 and 2000 (Notes 9 and 10)                       71         71
Additional paid-in capital                                           35,129     35,129
Accumulated deficit                                                 (26,238)   (20,753)
                                                                   --------   --------
                                                                      8,962     14,447
Treasury stock, at cost:  1,217,782 shares at May 31, 2001
  and 525,424 shares at May 31, 2000 (Note 9)                        (1,560)      (866)
                                                                   --------   --------

      Total shareholders' equity                                      7,402     13,581
                                                                   --------   --------

      Total liabilities and shareholders' equity                   $  8,815   $ 14,253
                                                                   ========   ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
In Thousands (Except Per Share Data)

Years Ended May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                          2001       2000       1999
                                                         -------    -------    -------
REVENUES:
  Equipment sales                                        $   633    $ 4,671    $ 2,620
  Equipment rentals                                           76      2,747      4,804
  Income from direct financing leases                         34        297        609
  Interest, fees and other income                            529        750        764
                                                         -------    -------    -------

                                                           1,272      8,465      8,797
                                                         -------    -------    -------
COSTS AND EXPENSES:
  Cost of sales                                            1,005      3,718      2,140
  Depreciation of rental equipment                            26      2,445      4,189
  Interest expense                                             5         16        127
  Other operating expenses                                   189        612      1,324
  Loss on investments                                      1,450          -          -
  Research and development                                 2,795      1,611          -
  Selling, general and administrative expenses             2,030      2,452      3,940
                                                         -------    -------    -------

                                                           7,500     10,854     11,720
                                                         -------    -------    -------
      Loss from continuing operations before
        provision for income taxes                        (6,228)    (2,389)    (2,923)

  Provision for income taxes (Note 11)                         -          -      5,448
                                                         -------    -------    -------

      Loss from continuing operations                     (6,228)    (2,389)    (8,371)
                                                         -------    -------    -------
  Discontinued operations (Note 3):
    (Loss) income from discontinued operations                 -     (1,632)       458
    Gain (loss) on disposal of discontinued
      operations, net of income taxes                        743     (4,071)     1,086
                                                         -------    -------    -------

                                                             743     (5,703)     1,544
                                                         -------    -------    -------

      Net loss                                           $(5,485)   $(8,092)   $(6,827)
                                                         =======    =======    =======

Basic and diluted net loss per share (Note 10):
  Loss from continuing operations                        $ (1.00)   $ (0.36)   $ (1.21)
  Income (loss) from discontinued operations                0.12      (0.85)      0.22
                                                         -------    -------    -------

      Net loss per share                                 $ (0.88)   $ (1.21)   $ (0.99)
                                                         =======    =======    =======

Weighted average number of shares
  of common stock outstanding                              6,222      6,696      6,922
                                                           =====      =====      =====

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
In Thousands (Except Number of Shares)

Years Ended May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                               Common             Additional                           Treasury
                               Shares     Common    Paid-In   Accumulated   Treasury    Common
                               Issued      Stock    Capital     Deficit       Stock     Shares
                              ---------   ------    -------   -----------   --------   ---------
Balance - May 31, 1998        7,101,668    $ 71     $35,129    $ (5,834)     $  406     (162,608)
  Net loss                            -       -           -      (6,827)          -            -
  Acquisition of
   treasury shares                    -       -           -           -          57      (54,216)
                              ---------    ----     -------    --------      ------    ---------

Balance - May 31, 1999        7,101,668      71      35,129     (12,661)        463     (216,824)
  Net loss                            -       -           -      (8,092)          -            -
  Acquisition of treasury
    shares                            -       -           -           -         403     (308,600)
                              ---------    ----     -------    --------      ------    ---------

Balance - May 31, 2000        7,101,668      71      35,129     (20,753)        866     (525,424)
  Net loss                            -       -           -      (5,485)          -            -
  Acquisition of treasury
    shares                            -       -           -           -         694     (692,358)
                              ---------    ----     -------    --------      ------    ---------

Balance - May 31, 2001        7,101,668    $ 71     $35,129    $(26,238)     $1,560    1,217,782
                              =========    ====     =======    ========      ======    =========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands

Years Ended May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                          2001       2000       1999
                                                         -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               $(5,485)   $(8,092)   $(6,827)
  Less:  gain (loss) from discontinued operations            743     (5,703)     1,544
                                                         -------    -------    -------

      Loss from continuing operations                     (6,228)    (2,389)    (8,371)
                                                         -------    -------    -------

  Adjustments to reconcile loss from continuing
   operations to net cash provided by (used
   in) operating activities:
    (Gain) loss on sale of equipment                         372       (953)      (480)
    Write off of equipment                                     -          -        719
    Loss on investments                                    1,450          -          -
    Depreciation and amortization expense                    130      2,850      4,288
    Effect on cash flows of changes in:
      Net accounts receivable                              1,090     (1,002)       243
      Notes receivable                                       328        638      3,665
      Inventory                                                -          -         15
      Other assets                                           (10)      (241)     3,369
      Accounts payable and other liabilities                   4        (48)       (61)
      Deferred lease revenue                                   -     (2,378)    (3,126)
      Deferred tax assets                                      -          -      5,414
      Other                                                    -        123        (28)
                                                         -------    -------    -------

                                                           3,364     (1,011)    14,018
                                                         -------    -------    -------

      Net cash (used in) provided by
        continuing operations                             (2,964)    (3,400)     5,647

      Net cash provided by (used in)
        discontinued operations                              717     (2,220)    (4,123)
                                                         -------    -------    -------

      Net cash (used in) provided by
        operating activities                              (2,247)    (5,620)     1,524
                                                         -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                            634      4,671      3,042
  Purchase of rental equipment                                 -       (158)      (494)
  Purchase of property and equipment                         (15)       (10)       (76)
  Collections of rentals on direct financing leases,
    net of amortization of unearned income                   131        566      1,087
  Proceeds of (investment in) mortgage
    participation notes                                      417       (336)       850
  Restricted cash                                              -       (900)         -
                                                         -------    -------    -------

      Net cash provided by investing
        activities                                         1,167      3,833      4,409
                                                         -------    -------    -------

--------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
In Thousands

Years Ended May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                                                          2001       2000       1999
                                                         -------    -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lease, bank and institution financings   $     -     $  205    $     -
  Payments on lease, bank and institution financings        (163)      (249)    (2,387)
  Purchase of treasury stock                                (694)      (403)       (57)
                                                         -------    -------    -------

     Net cash used in financing activities                  (857)      (447)    (2,444)

     Net (decrease) increase in cash and cash
       equivalents                                        (1,837)    (2,234)     3,489

CASH AND CASH EQUIVALENTS:
  Beginning of year                                        3,382      5,616      2,127
                                                         -------    -------    -------

  End of year                                            $ 1,545    $ 3,382    $ 5,616
                                                         =======    =======    =======


SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest                                 $     5    $    16    $   127
                                                         =======    =======    =======

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


1.   Summary of Significant Accounting Policies
     ------------------------------------------

       Continental Information Systems Corporation and its Subsidiaries (the "Company") was a specialized financial services company that engaged in the leasing, sales and management of, among others, commercial aircraft and engines and other financing activities, including commercial real estate financing.

       The Company has changed its focus and is in the early stages of developing software for the securities industry to deal with the processing of securities transactions in a real time environment. Management intends that the system, an Internet-enabled electronic securities processing software platform, will make use of state of the art software using proprietary work process control methods.

       Consolidation
       -------------

       The accompanying consolidated financial statements include the accounts of Continental Information Systems Corporation and its wholly owned subsidiaries. All intercompany accounts have been eliminated in consolidation.

       Cash and Cash Equivalents
       -------------------------
       Cash and cash equivalents include checking and money market accounts and short term commercial paper with financial institutions having original maturities of 90 days or less.

       Restricted Cash
       ---------------

       Restricted cash comprises funds on deposit for two letters of credit hypothecated to one United States bank and one Israeli bank which guarantee a loan made to an unrelated high technology company. In connection with this loan guarantee, the Company received warrants to purchase stock in the high technology company. The Company has valued these warrants at zero as there are no reasonable means to estimate value and there is presently no expectation that the high technology company will successfully complete further rounds of financing. During the year ended May 31, 2001, the Company provided a liability against the full value of the restricted cash. In July 2001, the letters of credit were called and the restricted cash was used to satisfy such demand. Accordingly, at May 31, 2001, the Company recorded a loss in the amount of such guarantee payments.

       Concentration of Credit Risk
       ----------------------------

       T1Xpert is in the development stage. Initially the Company anticipates that it may have only a few customers in the securities industry.

       Of the Company's notes receivable balance, $2.6 million is owed by one customer in the aviation business. Thus, the Company is directly affected by the financial condition of this company and the airline industry in general. The credit risk associated with this customer is mitigated by the note being collateralized; however a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default. The note bears interest at 6% and will mature in 2005.

       Investment in Mortgage Participation Notes
       ------------------------------------------

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       Lease Accounting Policies
       -------------------------

       Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by the direct financing method, sales-type method or operating method. At May 31, 2001, the Company had primarily direct financing and operating leases; the dollar value and number of sales-type leases are considered immaterial. Net investment in direct financing leases consists of the future minimum lease payments plus unguaranteed residual less unearned income net of unamortized initial direct costs. At the end of the lease term, the recorded residual value of equipment under direct financing leases is reclassified to rental equipment and is depreciated over its estimated remaining useful life if the related asset is released.

       Unearned income is amortized to lease income by the interest method using a constant periodic rate over the lease term.

       Rental equipment consists of equipment under operating leases. Rental equipment is depreciated on a straight-line basis to their estimated residual values over the remaining useful lives of such equipment. Operating lease revenues consist of the contractual lease payments which are recognized on a straight-line basis over the lease term. Costs associated with operating leases principally consist of depreciation of the equipment.

       The Company makes adjustments to the carrying value of leased assets, if necessary, when market conditions have resulted in values that are below net book value. At the time assets are disposed of, cost and accumulated depreciation as to each investment are removed from the accounts and the difference, net of proceeds, is recognized as a gain or loss.

       Deferred Commissions and Initial Direct Costs
       ---------------------------------------------

       Commissions and other initial direct costs related to lease transactions are capitalized as a component of the corresponding investment in direct financing leases or rental equipment and amortized over the estimated average lease term as an adjustment of yield. Costs relating to direct financing leases were amortized using the interest method and costs relating to operating lease equipment are amortized using the straight-line method.

       Write Downs
       -----------

       The Company wrote off a note receivable from a wireless technology company of approximately $426,000 due to the investee's significant cash flow deficiencies.

       Property, Plant and Equipment
       -----------------------------

       Property, plant and equipment are recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of such assets. Leasehold improvements are depreciated over three to seven years being the lesser of the lease term or useful life of the asset. Computer equipment and software is depreciated over three to five years and furniture, fixtures and office equipment over seven years and aircraft engines over seven years from the date of purchase.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       Income Taxes
       ------------

       The Company accounts for income taxes under the asset and liability method required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires the recording of deferred tax assets and liabilities for the future tax effects of temporary differences between the bases of all assets and liabilities for financial reporting purposes and tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if reassessment indicates that it is more likely than not that the benefits will be realized. A valuation allowance for the full amount of deferred tax assets was provided for in income tax expense in 2001, 2000 and 1999.

       Net Income (Loss) Per Share
       ---------------------------

       EARNINGS PER SHARE, is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net income (loss) per share for the fiscal years ended May 31, 2001, 2000 and 1999, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of May 31, 2001, the Company had issued and outstanding options to purchase 222,616 shares of common stock (see Note 10). The effect of these options is antidilutive and was not included in the computation of diluted net income (loss) per share.

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

       Reclassifications
       -----------------

       The financial statements have been reclassified to conform to the current period presentation.

       Research and Development Expenditures
       -------------------------------------

       Research and development expenditures in connection with the development of the Internet-enabled electronic securities processing software platform are expensed as incurred. When the Company enters a production environment and technological feasibility is achieved future capital costs will be capitalized in accordance with FASB Statement No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed".


2.   T1Xpert Corp.
     -------------

       The Company has changed its focus to the development and commercializing of an Internet-enabled electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1". The newly created subsidiary that was formed to engage in this line of business, CIS Portal Corporation, changed its name to T1Xpert.com Corp. ("T1Xpert.com") to more properly reflect its business focus. On April 5, 2001, the name T1Xpert.com Corp. was changed to T1Xpert Corp. ("T1Xpert").

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       There can be no assurance, however, that the Company's product goals will be met or, if they are, that the resulting products will meet current expectations. In addition, there is currently no established market for these services and there can be no assurance that the Company will be able to create a market for its products.

    T1Xpert is developing a suite of middle and back office brokerage products and solutions. The products and solutions are being designed to serve as a software platform for risk reduction for the next generation of real time systems and preparation for T + 1. The Company's product development strategy is to develop T1Xpert incrementally, with a series of independent products that, in total, constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product will build on the functions and infrastructure of the previous products. T1Xpert has expended approximately $4.5 million from its inception in August 1999 through May 2001. The Company completed alpha testing (i.e., internal testing without guidance from a potential client/licensee) of the first component of its Real-Time Middle Office Balancing System, the P&S module, in March 2001. Beta, or testing at a potential client/licensee with its guidance, infrastructure build-out began in July 2001.

       The successful and timely completion of the beta stage is dependent, among other items, upon the Company successfully executing the Company's operating plan, which can not be assured.

       Risks and Uncertainties
       -----------------------

       The Company anticipates that, to develop and operate past the beta stage, it will need substantial additional funds to meet its financial needs. There can be no assurance that the Company will be able to generate such funds after June 2002. If the Company raises funds from third parties for investment in T1Xpert, the effect of such outside investment on the current shareholders of the Company cannot be determined, but it may be dilutive, perhaps substantially, to them. In the interim, the Company has allocated all its available resources to continue funding T1Xpert. This may result in the Company selling assets at below market prices in order to raise funds. Without additional funding there can be no assurance that the Company will be able to meet its financial needs after it passes the beta stage of development.


3.   Discontinued Operations
     -----------------------

       On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it would exit the aviation business, and that it would account for and report the Air Group Business as a discontinued operation. In the quarter ended May 31, 2000, the Company wrote down CIS Air's assets by $4,071,000, including $2,679,000 representing estimated losses on sale of equipment, and other revenues and charges related to the discontinuance of the business unit.

       During the year ended May 31, 2001, in the opinion of management, there has been further price erosion in the aviation industry relating to assets carried by CIS Air and management has recorded an additional provision relative to the disposal of CIS Air's assets in the amount of $2.2 million, which includes an inventory valuation allowance of $735,276. As a result of the settlement of legal proceedings against Eastwind Airlines and UM Holding Inc. (the "Eastwind settlement"), a gain of $3.0 million was recorded by CIS Air. This gain is shown in the discontinued operations section of the Company's financial statements.

       The Company had a revolving loan agreement (the "CIS Air Loan facility") with an institution to provide lease and inventory financing for aircraft engines for CIS Air, in the amount of $10,000,000. The facility had a three-year term and permitted borrowings equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air were pledged as collateral for the Loan. At May 31, 2001, $765,542 of this facility was being utilized. The CIS Air Loan facility bore interest at prime plus 1/4% (7.25%, 9.75% and 8.0% at May 31, 2001, 2000, and 1999 respectively) and expired in December 2000. The Company arranged for several extensions of the facility so as to allow sufficient time for an orderly paydown. The Company paid interest related to this facility of $199,516, $619,000 and $513,000 in fiscal 2001, 2000 and 1999, respectively. Proceeds of sale were used to permanently pay down the loan. On June 21, 2001, the facility was completely repaid.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       The Consolidated Balance Sheet and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations. The income (loss) from and net assets of discontinued operations reflected on the accompanying Consolidated Financial Statements consist of the following (in thousands):

                                                                  Year Ended May 31,
                                                       --------------------------------------
                                                         2001           2000           1999
                                                       --------       --------       --------
Revenues                                               $      -       $  4,135       $  8,630
Costs and expenses                                            -          5,767          8,172
                                                       --------       --------       --------

      Income (loss) from discontinued operations              -         (1,632)           458

                                                                              (1)            (2)
(Loss) gain on disposal of discontinued operations          743         (4,071)         1,086
                                                       --------       --------       --------

      Income (loss) before provision for income
        taxes                                               743         (5,703)         1,544

Provision for income taxes                                    -              -              -
                                                       --------       --------       --------

      Net income (loss) from discontinued
        operations                                     $    743       $ (5,703)      $  1,544
                                                       ========       ========       ========

(1) The principal components of this balance are $2,679 representing loss on the sale of remaining equipment and $1,257 representing expenses during the wind-down.

(2) Relative to Laser Access discontinuance in 1998.

                                                               May 31,
                                                       -----------------------
                                                         2001           2000
                                                       --------       --------
Assets:
  Cash and cash equivalents                            $  3,066       $    336
  Accounts receivable                                       660            991
  Inventory, net                                            745          5,254
  Net investment in direct financing leases                 250            907
  Rental equipment                                            -          5,663
  Other assets                                              119              4
                                                       --------       --------

    Total assets                                          4,840         13,155
                                                       --------       --------

Liabilities:
  Accounts payable and costs of discontinuance              524          2,229
  Other liabilities                                           -            483
  Note payable to institution                               766          6,919
                                                       --------       --------

    Total liabilities                                     1,290          9,631
                                                       --------       --------

    Net assets of discontinued operations              $  3,550       $  3,524
                                                       ========       ========

In June 2001 a portion of the Company's inventory portfolio was sold.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


4.   Accounts Receivable
     -------------------

       At May 31, 2000, accounts receivable include $983,000 due from a lessee pursuant to the sale of computer leases in the fourth quarter. As of May 31, 2001, a significant portion of this receivable was collected and the remaining balance of $108,000 was written off.


5.   Real Estate Held for Sale
     -------------------------

       On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term financing for commercial real estate transactions. At May 31, 2001, the Company's sole remaining investment in such transactions was approximately $367,000, net of a reserve for loss on investment of $122,400. During the year ended May 31, 2001, the underlying property was foreclosed and is therefore included in real estate held for sale on the accompanying balance sheet.


6.   Net Investment In Direct Financing Leases (See also Note 9)
     -----------------------------------------

       The components of the net investment in direct financing leases as of May 31 are as follows (in thousands):

                                                    2001           2000
                                                  --------       --------
     Minimum lease payments receivable            $     25       $  1,259
     Initial direct costs                                -             22
     Estimated unguaranteed residual values              -             93
     Less:
       Unearned income                                  (4)          (227)
       Write off                                       (21)           (55)
                                                  --------       --------
         Net investment in direct financing
           leases                                 $      -       $  1,092
                                                  ========       ========

       The future minimum lease payment to be received under direct financing leases for the fiscal year ending May 31 is as follows (in thousands):

                                                   Minimum
                        Fiscal Year Ending          Lease
                             May 31,               Payment
                        ------------------         -------
                              2002                 $    25
                                                   =======

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


7.   Rental Equipment (See also Note 9)
     ----------------

       Rental equipment consists of the following as of May 31 (in thousands):

                                                    2001           2000
                                                  --------       --------
     Computer equipment                           $      -       $    196
     Telecommunication equipment                         -            122
     Printing equipment                                 84            275
                                                  --------       --------
                                                        84            593
     Less accumulated depreciation                     (64)          (497)
                                                  --------       --------

                                                  $     20       $     96
                                                  ========       ========

       Rental equipment in 1999 included $4.1 million of computer equipment under two-year, prepaid leases. The leases expired in April 2000. The underlying equipment was sold to the lessee for $2.2 million as of May 31, 2000. The Company recognized a gain thereunder of approximately $608,000.

       The future minimum lease payment to be received under operating leases for the fiscal year ending May 31 is as follows (in thousands):

                                                   Minimum
                        Fiscal Year Ending          Lease
                             May 31,               Payment
                        ------------------         -------
                              2002                 $    30
                                                   =======

8.   Property, Plant and Equipment
     -----------------------------

       Property, plant and equipment consist of the following as of May 31 (in thousands):

                                                    2001           2000
                                                  --------       --------
     Leasehold improvements                       $    129       $    129
     Computer equipment and software                   355            344
     Furniture, fixtures and office equipment           19             15
                                                  --------       --------
                                                       503            488
     Less accumulated depreciation                    (326)          (228)
                                                  --------       --------

                                                  $    177       $    260
                                                  ========       ========

9.   Common Stock
     ------------

       Each share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. The Company does not anticipate the payment of dividends on the common stock for the foreseeable future.

       On November 20, 2000, the Company completed a repurchase of 607,158 shares of outstanding common stock from The Chase Manhattan Bank and its wholly owned subsidiaries. The reacquired shares represented 9.30% of the 6,527,344 shares outstanding. The shares were purchased at $ .9882 per share, which was less than the market price.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       The repurchase was approved by the Company's Board of Directors at a regularly scheduled meeting held on the same date.

       Pursuant to an odd lot repurchase program established by the Company in prior years, the Company repurchased from time to time additional shares of its common stock up to a balance of $500,000 remaining after the odd lot program. In February 1999, the Company announced that its Board of Directors had authorized the expenditure of an additional $500,000 for the repurchase of its common stock. As of May 31, 2001, approximately 1,217,800 shares (including the Chase stock) had been repurchased by the Company at an aggregate cost of approximately $1,560,000. Subject to approval from the Board of Directors, the Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other transactions. The Company will hold all repurchased shares of common stock in its treasury.


10.  Stock Option Plan
     -----------------

       In 1995, the Board of Directors adopted and the stockholders approved the Continental Information Systems Corporation 1995 Stock Compensation Plan (the "1995 Plan"). The 1995 Plan provides for the issuance of options covering up to 1,000,000 shares of common stock and stock grants of up to 500,000 shares of common stock to non-employee directors of the Company and, at the discretion of the Compensation Committee or the Board of Directors, employees of and independent contractors and consultants to the Company. Options granted to non-employee directors of the Company in any year become exercisable at the next annual stockholders' meeting while those granted to employees of and independent contractors and consultants to the Company are subject to vesting periods determined by the Compensation Committee or the Board of Directors. Options granted to employees in fiscal 1999 become exercisable in installments of 33-1/3 percent at the grant date and at each subsequent fiscal year end except for options granted to two executive officers which become fully exercisable one year from the grant date. The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the 1995 Plan. Accordingly, no compensation cost has been charged against income for the stock option plan. Had compensation cost for the 1995 Plan been determined based on the fair value at the grant dates for awards under the Plan, consistent with the requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and net income (loss) per share would have reflected the pro forma amounts indicated below:

                   (In thousands, except per share amounts)

                                           2001        2000        1999
                                         --------    --------    --------
     Net loss             - as reported  $ (5,485)   $ (8,092)   $ (6,827)
                          - pro forma    $ (5,507)   $ (8,174)   $ (6,965)

     Basic and diluted
       net loss per share - as reported    $ (.88)    $ (1.21)    $  (.99)
                          - pro forma      $ (.89)    $ (1.22)    $ (1.01)

       The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                           2001        2000        1999
                                         --------    --------    --------
     Risk-free interest rate                 5.4%        5.4%        4.3%
     Expected life (months)                 48          60          50
     Expected volatility                    68%         58%         44%
     Expected dividend yield                 -           -           -

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       The weighted-average grant date fair values of options granted during fiscal 2001, 2000 and 1999 were $.58, $.61 and $.67 per share, respectively.

       A summary of the status of the 1995 Plan as of May 31, 1999, 2000 and 2001, and changes during the years ending on those dates is presented below:

                                                                 Weighted
                                                                  Average
                                                                 Exercise
                                                    Number of    Price Per
                                                     Options      Option
                                                    ---------    ---------
     Outstanding at
       May 31, 1998 (234,002 exercisable)             366,342     $ 2.22
     Granted                                           72,000     $ 1.92
     Exercised                                              -       -
     Forfeited/expired                                (16,668)    $ 1.97
                                                     --------     ------
     Outstanding at
       May 31, 1999 (298,008 exercisable)             421,674     $ 2.18
     Granted                                           13,280     $ 1.40
     Exercised                                              -       -
     Forfeited/expired                               (119,671)    $ 2.10
                                                     --------     ------
     Outstanding at
       May 31, 2000 (302,003 exercisable)             315,283     $ 2.18
     Granted                                           15,000     $ 1.06
     Exercised
     Forfeited/expired                               (107,667)    $ 2.19
                                                     --------     ------
     Outstanding at
       May 31, 2001 (207,616 exercisable)             222,616     $ 2.09
                                                     ========     ======

       The following table summarizes information about stock options outstanding at May 31, 2001:

                   Options Outstanding                Options Exercisable
           ----------------------------------         -------------------
                        Weighted-
                         Average
                        Remaining
Exercise   Number of   Contractual   Exercise         Number of   Exercise
 Prices     Options       Life        Price            Options     Prices
--------   ---------   -----------   --------         ---------   --------
 $ 3.00       9,337        1.4       $ 3.00             9,337      $ 3.00
   2.38      66,666        0.6         2.38            66,666        2.38
   2.25      50,000        0.6         2.25            50,000        2.25
   2.00      50,000        1.4         2.00            50,000        2.00
   1.97       3,333        0.0         1.97             3,333        1.97
   1.84       6,000        0.4         1.84             6,000        1.84
   1.59       9,000        2.4         1.59             9,000        1.59
   1.56       4,280        3.7         1.56             4,280        1.56
   1.32       9,000        3.4         1.32             9,000        1.32
   1.0625    15,000        4.4         1.0625               -        1.0625
            -------                                   -------

  Total     222,616                                   207,616
            =======                                   =======

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       In 2000, the Board of Directors of T1Xpert adopted the T1Xpert Corp. Stock Compensation Plan (the "T1X 2000 Plan"). The T1X 2000 Plan provides for the issuance of stock options covering up to 2,000,000 shares of common stock to employees and advisory board members of T1Xpert. Options granted typically do not become exercisable until at least one year from the date of commencement of employment and vest ratably over periods of time as provided at the discretion of the Board of T1Xpert. Option grants expire ten years from date of grant, or upon termination of the employee's employment with T1Xpert.

       As of May 31, 2001 stock option grants representing 1,357,500 shares had been issued to employees at an option price of $.0675 per share under the T1X 2000 Plan. During the year ended May 31, 2001 253,000 options were forfeited/ expired with a weighted average exercise price of $0.675 per share. The T1X 2000 Plan is immaterial to the earnings of the Company.


11.  Income Taxes
     ------------

       The components of the provision (benefit) for income taxes from continuing and discontinuing operations are as follows (in thousands):

                                                Year Ended May 31,
                                         --------------------------------
                                           2001        2000        1999
                                         --------    --------    --------
     Current
       Federal                           $      -    $      -    $      -
       State                                    -           -          34
                                         --------    --------    --------
                                                -           -          34
     Deferred                                (102)     (2,176)       (491)
     Valuation allowance                      102       2,176       5,905
                                         --------    --------    --------

                                         $      -    $      -    $  5,448
                                         ========    ========    ========

       The difference between the effective income tax rate and the provision resulting from the application of the federal statutory income tax rate is primarily due to utilization of net operating losses, state and local taxes and the change in the valuation allowance in 2000.

       A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):

                                                Year Ended May 31,
                                         --------------------------------
                                           2001        2000        1999
                                         --------    --------    --------
     U.S. federal statutory rate
       applied to pretax (loss)
       income from continuing
       operations                        $ (2,180)   $   (836)   $   (838)
     State income taxes, net of
       federal benefit                          -           -         (99)
     Other, principally temporary
       differences                          2,078      (1,340)        480
     Change in the valuation
       allowance                              102       2,176       5,905
                                         --------    --------    --------

                                         $      -    $      -    $  5,448
                                         ========    ========    ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       The income tax effect of the significant temporary differences and carry-forwards which give rise to deferred tax assets (liabilities) are as follows as of May 31 (in thousands):

                                           2001        2000        1999
                                         --------    --------    --------
     Assets
       Net operating loss                $ 19,204    $ 17,525    $ 16,429
       Prepaid lease revenue                    -         184       1,030
       Discontinued operations              1,547       1,178          29
       Other                                    2         331         168
       Leased assets                        1,465       2,898       1,135
       Valuation allowance                (22,218)    (22,116)    (18,791)
                                         --------    --------    --------
                                         $      -    $      -    $      -
                                         ========    ========    ========

       A full valuation allowance was provided for such deferred tax assets since, in management's opinion, the realizability of such assets was uncertain in light of the Company's actual operating results since reorganization. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized. As of May 31, 2001, the Company had a net operating loss carry-forwards for future taxable income in the amount of approximately $51 million which will expire from 2005 - 2021.


12.  Employee Benefit Plans
     ----------------------

       The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 6% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Employees generally became eligible to participate in the plan after the completion of one full year of employment. Matching and discretionary contributions made by the Company vest over a five-year period. Matching Company contributions to the plan for the fiscal years ended May 31, 2001, 2000 and 1999, were $26,000, $26,000 and
$21,000, respectively. The Company made no discretionary contribution.


13.  Commitments and Contingencies
     -----------------------------

       Rental Commitments
       ------------------

       The Company has various operating lease agreements for offices and office equipment. These leases generally have provisions for renewal at varying terms. The Company recorded rental expense of $191,000, $243,000 and $279,000 in the fiscal years ended May 31, 2001, 2000 and 1999, respectively.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       The future minimum lease payments required under operating leases for the fiscal years ended May 31 are as follows (in thousands):

                           Fiscal Year             Minimum
                             Ending                 Lease
                             May 31,               Payment
                           -----------             -------
                              2002                 $   163
                              2003                     163
                              2004                     163
                           Beyond 2004                 136
                                                   -------
                                                   $   625
                                                   =======

       Contingencies
       -------------

       Legal Proceedings

       On September 19, 2000, the Company and the other petitioning creditors reached a settlement agreement with Eastwind Airlines and UM Holding, Inc. This agreement was approved by the Bankruptcy Court on October 20, 2000. The material provisions of the final agreement resulted in the Company and the other petitioning creditors combined receiving consideration worth $4 million in a package that includes $3 million in cash and a $1 million, 1-year unsecured note (6% interest rate and matures in March 2002 requiring monthly payments of principal and interest), and the dismissal of CIS Air's lawsuit in North Carolina State Court against AeroTurbine and AeroTurbine's dismissal of its counterclaims. After payment of professional fees incurred in reaching this settlement as well as payments to co-petitioning creditors the Company recognized a gain of approximately $2.4 million. This gain presumes collection of the note, which management believes to be likely. As the origin of the gain relates to the Company's now discontinued operations, the gain is recorded therein.

       On July 24, 2000 CIS Air settled its previously reported lawsuit against Cigna Insurance in exchange for the payment by Cigna to CIS Air's institutional lender as loss payee, the full value of the policy less the policy's deductible.

       On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. Extensive discovery has been completed and the case is ready for trial.

       On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas AeroSpace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The parties settled their lawsuit under the joint venture agreement but left open all issues related to the Dallas matter.

       On March 7, 2000 CIS Air filed suit against Express One International, Inc. a Delaware Corporation in The Supreme Court, State of New York, County of New York. The suits seek damages in an amount no less than $47,500 for engine rent and maintenance reserve payments and $70,639 for engine repairs. The suit is in the final discovery phase of litigation.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------


       In July 2001, CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and is seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. No proceedings have yet occurred in the case.


14.  Fair Value of Financial Instruments
     -----------------------------------

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

CASH AND CASH EQUIVALENTS, NOTES RECEIVABLE AND INVESTMENT IN MORTGAGE PARTICIPATION NOTES - The carrying values approximate fair values because of the short maturity of those instruments.

DISCOUNTED LEASE RENTAL BORROWINGS - The fair value of discounted lease rental borrowings is based on the borrowing rates currently available to the Company for loans with similar terms and average maturities. At May 31, 2000, the fair value of such borrowings approximate its carrying amounts.


15.  Segment Financial Data
     ----------------------

       The Company adopted SFAS No. 131, Disclosure About Segments of an Enterprise and Related Information, as required, in fiscal 2000. The Company's operating subsidiaries were classified into two principal operating segments on the basis of the Company's strategic direction and assessment procedures within the operating subsidiaries, which require different investment and marketing strategies.

       EQUIPMENT LEASING BUSINESS: The Company's Equipment Leasing Business, which was conducted through its operating subsidiary CIS Corporation, a New York Corporation ("CIS"), leased a wide range of equipment, including computers, printers and telecommunications equipment. The Company participated in the leasing market principally by originating new leases and financing other equipment brokers. In August 1999, the Company announced CIS would no longer enter into new equipment leases. In October 2000, the Company sold off all but one remaining equipment lease.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2001, 2000 and 1999
--------------------------------------------------------------------------------

                               Operating Segments
                                 (In thousands)

                                                        2001        2000        1999
                                                      --------    --------    --------
Revenues
T1Xpert segment                                       $     50    $      -    $      -
Equipment leasing segment                                  743       7,960       8,062
Corporate and other                                        479         505         735
                                                      --------    --------    --------

Consolidated                                             1,272       8,465       8,797
                                                      --------    --------    --------

Operating income (loss)
T1Xpert segment                                         (2,740)     (1,611)          -
Equipment leasing segment                                 (288)      1,091         343
Corporate and other                                     (3,200)     (1,853)     (3,139)
                                                      --------    --------    --------

Consolidated                                            (6,228)     (2,373)     (2,796)
                                                      --------    --------    --------

Interest expenses
T1Xpert segment                                              -           -           -
Equipment leasing segment                                    -          16         127
Corporate and other                                          5           -           -
                                                      --------    --------    --------

Consolidated                                                 5          16         127
                                                      --------    --------    --------

Income (loss) before income taxes
T1Xpert segment                                         (2,740)     (1,611)          -
Equipment leasing segment                                  455       1,075         216
Corporate and other                                     (3,200)     (1,853)     (3,139)
                                                      --------    --------    --------

Consolidated                                            (5,485)     (2,389)     (2,923)
                                                      --------    --------    --------

Depreciation and amortization
T1Xpert segment                                              -           -           -
Equipment leasing segment                                  126       2,445       4,189
                                                      --------    --------    --------

Consolidated                                               126       2,445       4,189
                                                      --------    --------    --------

Identifiable assets
T1Xpert segment                                              -           -           -
Equipment leasing segment                                   20       2,283       7,911
Corporate and other                                      7,895      19,970      17,307
                                                      --------    --------    --------

Consolidated                                          $  7,915    $ 14,253    $ 25,218
                                                      ========    ========    ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                        THREE YEARS ENDED MAY 31, 2001
                                 (In thousands)


                                                Charged to   Charged to
                                    Beginning   costs and       other      Deductions    Ending
                                     balance     expenses     accounts    (recoveries)   balance
                                    ---------   ----------   ----------   ------------   -------
1999:
  Accounts receivable - allowance
    for doubtful accounts            $  (76)      $ (381)      $   -         $  132      $ (325)


2000:
  Accounts receivable - allowance
    for doubtful accounts            $ (325)      $ (146)      $   -         $  363      $ (108)


2001:
  Accounts receivable - allowance
    for doubtful accounts            $ (108)      $ (232)      $   -         $  340      $    -

  Note receivable - allowance for
    doubtful accounts                $    -       $ (426)      $   -         $    -      $ (426)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers contained in its Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2001 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation contained in the 2001 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management contained in the 2001 Proxy Statement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions contained in the 2001 Proxy Statement.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


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

   3.2    Restated Bylaws as amended through February 10, 2000 (Filed as Exhibit
          3.2 to the Company's Form 10-K for the fiscal year ended May 31, 2000 and incorporated herein by reference).

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

  21      Subsidiaries of the Registrant.
          CIS Corporation
          CIS Air Corporation
          T1Xpert Corp.

   * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

  **      Incorporated by reference.

  (b )    Reports on Form 8-K.

          On March 5, 2001, the Company filed a report on Form 8-K reporting that T1Xpert Corp. and a global investment bank announced that they had entered into the first phase of a project to implement the T1Xpert P&S solution at the bank.

          On November 28, 2000, the Company filed a report on Form 8-K reporting that the repurchase of 607,158 shares from the Chase Manhattan Bank.

          On September 21, 2000, the Company filed a report on Form 8-K reporting that it had reached a settlement with Eastwind Airlines and UM Holdings.

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

                          CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  August 29, 2001    By:    /s/Michael L. Rosen
                                 -----------------------------------------------
                          Name:  Michael L. Rosen
                          Title: President, Chief Executive Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


Signature                Title                                   Date
---------                -----                                   ----

/s/ MICHAEL L. ROSEN     President, Chief Executive Officer      August 29, 2001
Michael L. Rosen         and Director


/s/ JONAH M. MEER        Senior Vice President, Chief
Jonah M. Meer            Operating Officer and Chief
                         Financial Officer                       August 29, 2001


/s/ JAMES P. HASSETT     Director and Chairman of the Board      August 29, 2001
James P. Hassett


/s/ MICHAEL BRUCK        Director                                August 29, 2001
Michael Bruck


/s/MARK JAINDL           Director                                August 29, 2001
Mark Jaindl


/s/ GEORGE H. HEILBORN   Director                                August 29, 2001
George H. Heilborn


/s/ PAUL M. SOLOMON      Director                                August 29, 2001
Paul M. Solomon