Form 10-Q
period 2001-08-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2001-10-15
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended August 31, 2001 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities
    Exchange Act of 1934 for the transition period from            to
                                                        ----------    ----------


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 31, 2001, the registrant has 5,863,486 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS



                                                                            Page

PART I  - FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - August 31, 2001 and May 31, 2001       3

          Consolidated Statements of Operations - Three Months Ended
            August 31, 2001 and 2000                                           4

          Consolidated Statements of Cash Flows - Three Months Ended
            August 31, 2001 and 2000                                         5-6

          Notes to Consolidated Financial Statements                        7-10

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        11-13
          -----------------------------------------------------------


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                    14
          --------------------------------


SIGNATURES                                                                    15

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                                                          August 31,        May 31,
                                                             2001             2001
                                                        --------------   --------------
ASSETS:
Cash and cash equivalents                                  $  3,243         $  1,545
Accounts receivable, net                                          9                5
Notes receivable, net                                         1,627            1,811
Investment in mortgage participation notes                      197              201
Real estate held for sale, net                                  367              367
Restricted cash                                                   -              900
Net rental equipment                                             11               20
Property, plant and equipment, net                              158              177
Other assets                                                    151              239
Net assets of discontinued operations                           766            3,550
                                                        --------------   --------------

      Total assets                                         $  6,529         $  8,815
                                                        ==============   ==============


LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable and other liabilities                   $    414         $    513
  Loan guarantee                                                  -              900
                                                        --------------   --------------
      Total liabilities                                         414            1,413
                                                        --------------   --------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized
  20,000,000 shares, issued and
  outstanding 7,101,668 shares                                   71               71
Additional paid-in capital                                   35,129           35,129
Accumulated deficit                                         (27,499)         (26,238)
                                                        --------------   --------------
                                                              7,701            8,962
Treasury stock, at cost:  1,238,182 shares at
  August 31, 2001 and 1,217,782 shares at
  May 31, 2001                                               (1,586)          (1,560)
                                                        --------------   --------------

      Total shareholders' equity                              6,115            7,402
                                                        --------------   --------------

      Total liabilities and shareholders' equity           $  6,529         $  8,815
                                                        ==============   ==============
                                                        --------------   --------------


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
--------------------------------------------------------------------------------

                                                               Three Months Ended
                                                                   August 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
REVENUES:
  Equipment sales                                          $      -         $     58
  Equipment rentals                                               8               41
  Income from direct financing leases                             2               21
  Interest, fees and other income                                75              162
                                                        --------------   --------------

                                                                 85              282
                                                        --------------   --------------

COSTS AND EXPENSES:
  Cost of sales                                                   -               50
  Depreciation of rental equipment                                5                9
  Interest expense                                                -                4
  Other operating expenses                                       59               53
  Research and development                                      852              603
  Selling, general and administrative expenses                  430              429
                                                        --------------   --------------

                                                              1,346            1,148
                                                        --------------   --------------

      Net loss                                             $ (1,261)       $    (866)
                                                        ==============   ==============


Basic and diluted net loss
  per share                                                $  (0.21)       $   (0.13)
                                                        ==============   ==============

Weighted average number of shares
  of common stock outstanding                                 5,874            6,576
                                                        ==============   ==============


--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
--------------------------------------------------------------------------------

                                                           For the Three Months Ended
                                                                   August 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (1,261)        $   (866)

  Adjustments to reconcile net loss from continuing
   operations to net cash provided by (used in)
   operating activities:
    Gain from sale of equipment subject to lease                  -               (8)
    Depreciation and amortization expense                        28               30
    Effect on cash flows of changes in:
      Accounts receivable, net                                   (4)             734
      Notes receivable                                          184              142
      Other assets                                               92             (207)
      Accounts payable and other liabilities                    (99)              44
      Other liabilities                                           -               25
                                                        --------------   --------------

                                                                201              760
                                                        --------------   --------------

        Net cash used in continuing operations               (1,060)            (106)
        Net cash provided by discontinued operations          2,784                -
                                                        --------------   --------------

        Net cash provided by (used in)
          operating activities                                1,724             (106)
                                                        --------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                 -               58
  Purchase of property and equipment                             (4)               -
  Collections of rentals on direct financing
    leases, net of amortized unearned income                      -               85
  Proceeds from investment in mortgage
    participation notes                                           4              516
                                                        --------------   --------------

        Net cash provided by investing activities                 -              659
                                                        --------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on leases, bank and institution financing              -              (16)
  Purchase of treasury stock                                    (26)               -
                                                        --------------   --------------

        Net cash used in financing activities                   (26)             (16)
                                                        --------------   --------------

        Net increase in cash and cash equivalents             1,698              537

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         1,545            3,382
                                                        --------------   --------------

  End of period                                            $  3,243         $  3,919
                                                        ==============   ==============

--------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
In Thousands
--------------------------------------------------------------------------------

                                                           For the Three Months Ended
                                                                   August 31,
                                                        -------------------------------
                                                             2001             2000
                                                        --------------   --------------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Inventory arising from transfers of equipment
    that came off-lease                                    $      -         $    449
                                                        ==============   ==============


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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

2.  T1Xpert Corp.
    -------------

The Company has changed its focus to the development and commercializing of an Internet-enabled electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1." The newly created subsidiary that was formed to engage in this line of business was named T1Xpert Corp. ("T1Xpert").

T1Xpert is developing a suite of middle and back office brokerage products and solutions. The products and solutions are being designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for T + 1. The Company's product development strategy is to develop T1Xpert incrementally, with a series of independent products that, in total, would constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product will build on the functions and infrastructure of the previous products. T1Xpert has expended approximately $5.4 million from its inception in August 1999 through August 31, 2001. The Company completed alpha testing (i.e., internal testing without guidance from a potential client/licensee) of the first component of its Real-Time Middle Office Balancing System, the P&S module, in March 2001. Beta, or testing at a potential client/licensee with its guidance, began in July 2001.

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

Risks and Uncertainties
-----------------------

The Company anticipates that, to develop and operate past the beta stage, it will need substantial additional funds to meet its financial needs. The Company currently believes that it has sufficient funds to fund the development of T1Xpert products until June 2002. There can be no assurance that the Company will have sufficient funds to develop its products after June 2002. If the Company raises funds from third parties for investment in T1Xpert, the effect of such outside investment on the current shareholders of the Company cannot be determined, but it may be dilutive, perhaps substantially, to them. In the interim, the Company has allocated all its available resources to continue funding T1Xpert. This may result in the Company selling assets at below market prices in order to raise funds. Without additional funding there can be no assurance that the Company will be able to meet its financial needs after it passes the beta stage of development.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U. S. securities industry. The impact of these events on the Company will depend on a number of factors, including the following: (1) any effect on the immediate need of vendors, brokers and dealers or other market participants for new approaches to managing real-time straight-through transaction processing; (2) the implementation of T + 1; (3) the timely completion and implementation by the Company of customized solutions for the industry's trade processing needs; (4) the adequacy of the Company's insurance to cover any losses associated with the terrorist attacks; and (5) the Company's ability to obtain funds in order to continue to develop past the beta stage.

T1Xpert had begun work on a software development project for a global investment bank prior to September 11, 2001. This project has been cancelled as a result of the events of September 11, 2001. In addition, due to security and safety measures taken by Federal, State and City authorities, T1Xpert had to suspend all software development work for approximately two weeks while still having to meet its payroll obligations. During this two-week period, communication with T1Xpert's offices was severely compromised. Communication remains difficult. To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed. The Company anticipates that many of these employees may not be available if and when the Company needs additional programmers. This will likely result in the Company incurring additional fees to hire replacements and additional training costs to prepare new programmers to develop the T1Xpert products.

At this point, the Company is unable to estimate the impact of the events of September 11, 2001 on its operations. However, given the magnitude of these unprecedented events, there has been an adverse impact on the securities industry and the Company's financial position and operations. The Company is in the process of reviewing various Federal and State programs to help companies that were affected by the events of September 11, 2001, as well as coverage under its policies of insurance.

3.  Net Income Per Share
    --------------------

Earnings per share are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), earnings per share, which specifies standards for computing and disclosing net income or loss per share. Basic and diluted net loss per share for the three months ended August 31, 2001 and 2000, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of August 31, 2001, the Company had issued and outstanding options to purchase 164,283 shares of common stock (see Note 6). The effect of these options is anti-dilutive in the computation of diluted net loss per share.

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

As of May 31, 2001 stock option grants representing 1,357,500 shares had been issued to employees at an option price of $.0675 per share under the T1X 2000 Plan. During the year ended May 31, 2001, 253,000 options were forfeited/ expired with a weighted average exercise price of $0.675 per share. The
T1X 2000 Plan is immaterial to the earnings of the Company. During the period ended August 31, 2001, there were no options issued, exercised or expired.

A summary of the status of the 1995 Plan as of August 31, 2001:

                                                                    Weighted
                                                 Number of      Average Exercise
                                                  Options       Price Per Option
                                              ---------------   ----------------
Outstanding at
  May 31, 2001 (207,616 exercisable)              222,616            $ 2.09
Granted                                                 -            $    -
Exercised                                               -            $    -
Forfeited/expired                                 (58,333)           $ 2.32
                                              ---------------
Outstanding at
  August 31, 2001 (149,283 exercisable)           164,283            $ 2.01
                                              ===============

7.  Discontinued Operations
    -----------------------

On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it would be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation. In August 2001, the Company transferred $3 million dollars from the Company's discontinued operations to its current operations.

The Consolidated Balance Sheets for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                   August 31,         May 31,
                                                      2001             2001
                                                 --------------   --------------
Assets:
  Cash and cash equivalents                         $   358          $ 3,066
  Accounts receivable                                   441              660
  Inventory                                             115              745
  Net investment in direct financing leases             118              250
  Rental equipment                                        -                -
  Other assets                                            8              119
                                                 --------------   --------------

      Total assets                                    1,040            4,840
                                                 --------------   --------------
Liabilities:
  Accounts payable and costs of discontinuance          274              524
  Note payable to institution                             -              766
                                                 --------------   --------------

      Total liabilities                                 274            1,290
                                                 --------------   --------------

      Net assets of discontinued operations         $   766          $ 3,550
                                                 ==============   ==============

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations
         -------------------------------------------------


                                  Introduction
                                  ------------

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 2001, appearing in the Company's annual report on Form 10-K.

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

                              Results of Operations
                              ---------------------

Comparison of the Three Months Ended August 31, 2001 and 2000
-------------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------
For the three months ended August 31, 2001, total revenues decreased to $85,000 from $282,000 for the comparable fiscal quarter in 2000. With the discontinuation of lease originations in August 1999 and sale of a substantial portion of the portfolio in fiscal 2000, equipment sales are expected to be minimal in fiscal 2002. As such, equipment sales decreased to $-0- for the three months ended August 31, 2001 from $58,000 for the comparable fiscal quarter in 2000.

Equipment rentals and income from direct financing leases decreased to $10,000 for the three months ended August 31, 2001 from $62,000 for the comparable fiscal quarter in 2000. The decrease is primarily attributable to the sale of the lease portfolio during the fiscal year 2001 and 2000.

Interest, fees and other income decreased to $75,000 for the three months ended August 31, 2001 from $162,000 for the comparable fiscal quarter in 2000. The decrease is the result of lower notes receivable and lower average cash balances during the period because of the funding of the T1Xpert operations, and lower interest rates.

Costs and Expenses
------------------
Costs and expenses increased to $1,346,000 for the three months ended August 31, 2001 from $1,148,000 for the comparable fiscal quarter in 2000. The increase is a result of higher research and development expenses incurred by T1Xpert in the three-month period which was partly offset by lower costs incurred in the equipment leasing and sales business.

Depreciation of rental equipment decreased to $5,000 for the three months ended August 31, 2001 from $9,000 for the comparable fiscal quarter in 2000. This decrease is due to a decrease in the amount of owned rental equipment.

There was no interest expense for the three months ended August 31, 2001 compared to $4,000 for the fiscal quarter in 2001. These variances reflect the payment of the debt outstanding during the prior fiscal year.

Selling, general and administrative expenses were $430,000 for the three months ended August 31, 2001 and $429,000 for the comparable fiscal quarter in 2001.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


As T1Xpert further develops its product, the Company expects that costs will increase as the Company assembles a marketing and business development program. Additional costs are expected to be incurred as the Company develops its products in a production environment and develops additional suites of its modules. Further unanticipated costs may also arise. General and administrative costs relating to the Company's prior operations and its continuance as a publicly traded and reporting company will be subject to certain fixed operating costs. Further, some Company personnel may serve in functions necessary to T1Xpert.

Income Taxes
------------
For the three-month period ended August 31, 2001, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

                         Liquidity And Capital Resources
                         -------------------------------

Net cash provided by operations for the three months ended August 31, 2001 was $1,724,000 compared to cash used in operations of $106,000 for the comparable period in 2000; net cash used in continuing operations for the three months ended August 31, 2001 was $1,060,000 compared to net cash used in continuing operations in the amount of $106,000 for the comparable period in 2000. Net cash provided by discontinued operations for the three months ended August 31, 2001 was $2,784,000, compared to net cash used in discontinued operations for the three months ended August 31, 2000, which was $-0-. The cash provided by discontinued operations was primarily due to the transfer of $3 million from discontinued operations to current operations in August 2001.

Net cash provided by investing activities for the three months ended August 31, 2001 was $-0-, compared to $659,000 for the three months ended August 31, 2000. During the three months ended August 31, 2000, the Company's investment in mortgage participation notes generated proceeds of $516,000 from mortgage participation notes.

As of August 31, 2001, the Company had $3,243,000 in cash and cash equivalents, as compared to $1,545,000 at May 31, 2001. The increase is principally due to the transfer of funds from the discontinued operations. The Company's CIS Air Loan Facility with a financing institution was paid in full in June 2001.

On November 20, 2000, the Company completed a repurchase of 607,158 shares of outstanding common stock from The Chase Manhattan Bank and its wholly owned subsidiaries. The reacquired shares represented 9.30% of the 6,527,344 shares then outstanding. The shares were purchased at $ .9882 per share, which was less than the market price.

As of August 31, 2001, approximately 1,238,200 shares (including the purchase of the Chase shares) had been repurchased by the Company at an aggregate cost of approximately $1,581,700 pursuant to authorizations of the Board of Directors.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U. S. securities industry. T1Xpert had begun work on a software development project for a global investment bank prior to September 11, 2001. This project has been cancelled as a result of the events of September 11, 2001. In addition, due to security and safety measures taken by Federal, State and City authorities, T1Xpert had to suspend all software development work for approximately two weeks while still having to meet its payroll obligations. During this two-week period, communication with T1Xpert's offices was severely compromised. Communication remains difficult. To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed. The Company anticipates that many of these employees may not be available if and when the Company needs additional programmers. This will likely result in the Company incurring additional fees to hire replacements and additional training costs to prepare new programmers to develop the T1Xpert products.

The impact of these events on the Company will depend on a number of factors, including the following: (1) the immediate need of vendors, brokers and dealers or other market participants for creating effective solutions for intelligently managing real-time straight-through transaction processing and the implementation of T + 1; (2) the implementation and completion of developing customized solutions for the Company's customers' trade processing needs; (3) the adequacy of the Company's insurance to cover any losses associated with the terrorist attacks; (4) the Company's ability to generate funds in order to continue to develop past the Beta stage; and (5) the ability of the Company's management to contain operating costs.

At this point, the Company is unable to estimate the impact on it of the events of September 11, 2001 and their consequences. However, given the magnitude of these unprecedented events, there has been an adverse impact on the securities industry and the Company's financial position and operations. The Company is in the process of reviewing various Federal and State programs to help companies that were affected by the events of September 11, 2001, as well as coverage under its policies of insurance.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

The Company incorporates by reference prior legal matters reported in the Company's Form 10-K for the fiscal year ended May 31, 2001.


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

Exhibit No.

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

  21      Subsidiaries of the Registrant
              CIS Corporation, a Delaware corporation.
              CIS Air Corporation, a Delaware corporation.
              T1Xpert Corp., a Delaware corporation.

   * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

  **      Incorporated by reference.

  99.     Reports on Form 8-K - The Company did not file any reports on Form 8-K
          -------------------
          during the quarter ended August 31, 2001.

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


                                 CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  October 15, 2001  By:     /s/ Michael L. Rosen
                                 -----------------------------------------------
                         Name:   Michael L. Rosen
                         Title:  President, Chief Executive Officer and Director



Date:  October 15, 2001  By:     /s/ Jonah M. Meer
                                 -----------------------------------------------
                         Name:   Jonah M. Meer
                         Title:  Senior Vice President, Chief Operating Officer
                                 and Chief Financial Officer