Form 10-Q
period 2001-11-30
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2002-01-14
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended November 30, 2001 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange
    Act of 1934 for the transition period from                to
                                               --------------    ---------------


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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of December 31, 2001, the registrant has 5,166,152 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


                                TABLE OF CONTENTS


                                                                            Page

PART I  - FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - November 30, 2001 and
            May 31, 2001                                                       3

          Consolidated Statements of Operations - Three and
            Six Months Ended November 30, 2001 and 2000                        4

          Consolidated Statements of Cash Flows - Six Months Ended
            November 30, 2001 and 2000                                       5-6

          Notes to Consolidated Financial Statements                        7-10

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
            Condition and Results of Operations                            11-13
            -----------------------------------


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                    14
          --------------------------------


SIGNATURES                                                                    15

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------


CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                                                         November 30,     May 31,
                                                             2001          2001
                                                         -----------   -----------
ASSETS:
Cash and cash equivalents                                  $  3,098      $  1,545
Accounts receivable, net                                          9             5
Notes receivable, net                                         1,622         1,811
Investment in mortgage participation notes                      197           201
Real estate held for sale, net                                  367           367
Restricted cash                                                   -           900
Net rental equipment                                              6            20
Property, plant and equipment, net                              139           177
Other assets, net                                               123           239
Net assets of discontinued operations                             -         3,550
                                                         -----------   -----------

      Total assets                                         $  5,561      $  8,815
                                                         ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable and other liabilities                   $    467      $    513
  Loan guarantee                                                  -           900
                                                         -----------   -----------

      Total liabilities                                         467         1,413
                                                         -----------   -----------

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized
  20,000,000 shares, issued 7,101,668 shares,
  outstanding 5,859,486 shares                                   71            71
Additional paid-in capital                                   35,129        35,129
Accumulated deficit                                         (28,520)      (26,238)
                                                         -----------   -----------
                                                              6,680         8,962
Treasury stock, at cost:  1,242,182 shares at
  November 30, 2001 and 1,217,782 shares at
  May 31, 2001                                               (1,586)       (1,560)
                                                         -----------   -----------

      Total shareholders' equity                              5,094         7,402
                                                         -----------   -----------

      Total liabilities and shareholders' equity           $  5,561      $  8,815
                                                         ===========   ===========

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
--------------------------------------------------------------------------------

                                               Three Months Ended           Six Months Ended
                                                  November 30,                November 30,
                                           -------------------------   -------------------------
                                               2001          2000          2001          2000
                                           -----------   -----------   -----------   -----------
REVENUES:
  Equipment sales                            $      -      $    492      $      -      $    550
  Equipment rentals                                 7            17            15            58
  Income from direct financing leases               1             8             3            29
  Interest; fees and other income                  71           121           146           284
                                           -----------   -----------   -----------   -----------

                                                   79           638           164           921
                                           -----------   -----------   -----------   -----------
COSTS AND EXPENSES:
  Cost of sales                                     -           491             -           541
  Depreciation of rental equipment                  -             5             5            14
  Interest expense                                  -             1             -             5
  Other operating expenses                         28            44            87            97
  Research and development                        625           581         1,477         1,185
  Selling, general and administrative
   expenses                                       447           515           877           943
                                           -----------   -----------   -----------   -----------

                                                1,100         1,637         2,446         2,785
                                           -----------   -----------   -----------   -----------
      Loss from continuing
       operations                              (1,021)         (999)       (2,282)       (1,864)

      Gain from discontinued operations,
        net of tax benefit                          -         1,500             -         1,500
                                           -----------   -----------   -----------   -----------

      Net income (loss)                      $ (1,021)     $    501      $ (2,282)     $   (364)
                                           ===========   ===========   ===========   ===========


Basic and diluted net loss
  per share (Note 2):
   Loss from continuing operations            $(.17)        $(.15)        $(.38)        $(.28)
   Gain from discontinued operations              -           .23             -           .23
                                           -----------   -----------   -----------   -----------

      Net income (loss) per share             $(.17)        $ .08         $(.38)        $(.05)
                                           ===========   ===========   ===========   ===========

Weighted average number of shares
  of common stock outstanding                 5,859         6,535         5,930         6,556
                                           ===========   ===========   ===========   ===========


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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
--------------------------------------------------------------------------------

                                                         For the Six Months Ended
                                                                November 30,
                                                         -------------------------
                                                             2001          2000
                                                         -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 $ (2,282)     $   (364)
  Less:  Gain from discontinued operations                        -         1,500
                                                         -----------   -----------
        Loss from continuing operations                      (2,282)       (1,864)
                                                         -----------   -----------
  Adjustments to reconcile net loss from continuing
   operations to net cash provided by (used in)
   operating activities:
    Gain from sale of equipment subject to lease                  -            (9)
    Depreciation and amortization expense                        57            70
    Effect on cash flows of changes in:
      Accounts receivable, net                                   (4)          758
      Notes receivable                                          189           (87)
      Other assets                                              173           113
      Accounts payable and other liabilities                   (328)         (171)
                                                         -----------   -----------
                                                                 87           674
                                                         -----------   -----------
        Net cash used in continuing operations               (2,195)       (1,190)
        Net cash provided by (used in) discontinued
          operations                                          3,775          (454)
                                                         -----------   -----------
        Net cash provided by (used in) operating
          activities                                          1,580        (1,644)
                                                         -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                 -           554
  Purchase of property and equipment                             (5)            -
  Collections of rentals on direct financing leases
    net of amortization of unearned income                        -           117
  Proceeds from investment in mortgage participation
    notes                                                         4           516
                                                         -----------   -----------
        Net cash provided by (used in) investing
          activities                                             (1)        1,187
                                                         -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on lease, bank and institution financings              -          (163)
  Purchase of treasury stock                                    (26)         (654)
                                                         -----------   -----------

        Net cash used in financing activities                   (26)         (817)
                                                         -----------   -----------

        Net increase (decrease) in cash and
          cash equivalents                                    1,553        (1,274)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         1,545         3,382
                                                         -----------   -----------

  End of period                                            $  3,098      $  2,108
                                                         ===========   ===========

--------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
In Thousands
-------------------------------------------------------------------------------

                                                         For the Six Months Ended
                                                                November 30,
                                                         -------------------------
                                                             2001          2000
                                                         -----------   -----------
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Inventory arising from transfers of equipment
    that came off-lease                                    $      -      $    685
                                                         ===========   ===========

  Transfer of inventory from discontinued
    operations to other assets                             $     52      $      -
                                                         ===========   ===========

  Transfer of other assets from discontinued
    operations to other assets                             $      5      $      -
                                                         ===========   ===========

  Transfer of payable from discontinued
    operations to accounts payable                         $   (282)     $      -
                                                         ===========   ===========

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2001 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

2.  Nature of Operations
    --------------------

T1Xpert Corp.

The Company changed its focus to the development and commercialization of a Web-enabled electronic securities processing software platform which would use proprietary technology and adapt to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1." The subsidiary that was formed to engage in this line of business is T1Xpert Corp. ("T1Xpert").

T1Xpert has been developing a suite of middle and back office brokerage products and solutions. The products and solutions have been designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for T + 1. The Company's product development strategy was to develop T1Xpert incrementally, with a series of independent products that, in total, would constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product has been designed to build on the functions and infrastructure of the previous products. Under funding approved by the Board of Directors T1Xpert has expended approximately $6.0 million from its inception in August 1999 through November 30, 2001.

The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U. S. securities industry and T1Xpert. T1Xpert had begun work on a software development project for a global investment bank prior to September 11, 2001. This project was cancelled as a result of the events of September 11, 2001. In addition, due to security and safety measures taken by Federal, State and City authorities in lower Manhattan where the Company's office is located, T1Xpert had to suspend all software development work for approximately two weeks while still having to meet its payroll obligations. During this two-week period, communication with T1Xpert's offices was severely compromised. To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed.

The need for the securities industry to manage problems arising from the events of September 11 has resulted in the timetable for implementation of T+1 by the securities industry to be pushed back one year to June 2005. At the same time the ability to obtain financing during the economic environment post September 11 has been greatly hampered.

Risk and Uncertainties
----------------------
The Company has decided to stop funding T1Xpert. Accordingly, on December 27, 2001, the Company furloughed its remaining 10 employees, in addition to the 9 employees previously furloughed on September 24, 2001. The Company is now considering various strategic alternatives without the use of additional Company funds to continue T1Xperts product development. These alternatives include the sale of T1Xpert or finding a strategic partner. These alternatives, if successful, will likely result in a substantial dilution of the Company's interest in T1Xpert. There can be no assurance that the Company will be successful in its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


On December 26, 2001 the Company completed a repurchase of 100,800 shares of outstanding common stock from Mark Jaindl. On that same date, the Company completed a repurchase of 592,534 shares of common stock from Frederick J. Jaindl, the father of Mark Jaindl (together the "Jaindl Shares"). The reacquired shares represented approximately 12% of the issued and outstanding common stock of the Company. The shares were purchased for a total of $475,000 or $.685 per share, which was greater than the market price. In connection with the purchase of the Jaindl Shares, Mark and Frederick Jaindl were granted a 10% passive carried interest in T1Xpert which may result in additional compensation to the Jaindls if the Company makes cash distributions to shareholders in excess of $2,525,000. The Jaindls have agreed not to purchase any more shares of the Company. The Company and the Jaindls have executed mutual releases.

In December 2001 the Company accepted the resignations of Directors Michael Bruck, James P. Hassett, George H. Heilborn, Mark W. Jaindl and Paul Solomon. The Board has been reduced from six to one with Michael Rosen remaining as the sole director. The Company also sent a letter to NASDAQ Market Governance requesting that the Company's stock be delisted from the NASDAQ Small Cap Market as of the close of business on December 31, 2001. The Company's shares were delisted from trading privileges on the NASDAQ Small Cap Market effective at the close of business December 31, 2001.

3.  Net Income Per Share
    --------------------

Earnings per share are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), earnings per share, which specifies standards for computing and disclosing net income or loss per share. Basic and diluted net loss per share for the six months ended November 30, 2001 and 2000, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of November 30, 2001, the Company had issued and outstanding options to purchase 164,283 shares of common stock (see Note 6). The effect of these options is anti-dilutive in the computation of diluted net loss per share.

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

5.  Concentration of Credit Risk
    ----------------------------

Financial instruments which potentially subject the Company to credit risk consist principally of cash with financial institutions and notes receivable. The Company maintains cash deposits with major banks and financial institutions which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. At November 30, 2001, cash in excess of FDIC limits amounted to approximately $2.9 million.

Of the Company's notes receivable balance of $1.6 million, $1.4 million is owed by one customer in the aviation business. Thus, the Company is directly affected by the well-being of this one company and the airline industry in general. The credit risk associated with this customer is mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties for recovering of the collateral in case of default.

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

As of May 31, 2001 stock option grants representing 1,357,500 shares had been issued to employees at an option price of $.0675 per share under the T1X 2000 Plan. During the period ended November 30, 2001, 285,000 options were issued at an option price of $.0675, and 195,000 options were forfeited/expired at an option price of $.0675. As of November 30, 2001 there were 1,447,500 options outstanding at an option price of $.0675. The T1X 2000 Plan is immaterial to the operations of the Company.

A summary of the status of the 1995 Plan as of November 30, 2001:

                                                                    Weighted
                                                 Number of      Average Exercise
                                                  Options       Price Per Option
                                             ----------------   ----------------
   Outstanding at
     May 31, 2001 (207,616 exercisable)           222,616            $ 2.09
   Granted                                              -            $    -
   Exercised                                            -            $    -
   Forfeited/expired                              (58,333)           $ 2.32
                                             ----------------
   Outstanding at
     August 31, 2001 (149,283 exercisable)        164,283            $ 2.01
                                             ================
   Granted                                              -            $    -
   Exercised                                            -            $    -
   Forfeited/expired                               (6,000)           $ 1.84
                                             ----------------
   Outstanding at
     November 30, 2001 (143,283 exercisable)      158,283            $ 2.01
                                             ================

7.  Discontinued Operations
    -----------------------

On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it would be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation. As of November 30, 2001, the majority of the assets and liabilities relating to the Air Group Business have been sold or settled. Therefore, any remaining assets or liabilities have not been accounted for as discontinued operations.

The Consolidated Balance Sheets for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

The Consolidated Balance Sheets and Statements of Operations for all periods presented have been classified to report the results of discontinued operations separately from those of continuing operations.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                     Six Months     Six Months
                                                       Ended          Ended
                                                    November 30,   November 30,
                                                        2001           2000
                                                    -----------    -----------
   Revenues                                            $    -         $2,300
   Costs and expenses                                       -            800
                                                    -----------    -----------

   Gain (loss)from discontinued operations                  -          1,500
   Income tax benefit                                       -              -
                                                    -----------    -----------

   Net income (loss) from discontinued operations      $    -         $1,500
                                                    ===========    ===========

A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                    November 30,      May 31,
                                                        2001           2001
                                                    -----------    -----------
   Assets:
     Cash and cash equivalents                         $    -         $3,066
     Accounts receivable                                    -            660
     Inventory                                              -            745
     Net investment in direct financing leases              -            250
     Rental equipment                                       -              -
     Other assets                                           -            119
                                                    -----------    -----------

        Total assets                                        -          4,840
                                                    -----------    -----------

   Liabilities:
     Accounts payable and costs of discontinuance           -            524
     Note payable to institution                            -            766
                                                    -----------    -----------

        Total liabilities                                   -          1,290
                                                    -----------    -----------

        Net assets of discontinued operations          $    -         $3,550
                                                    ===========    ===========

8.  Reclassifications
    -----------------

Certain prior period balances in the financial statements have been reclassified to conform to the current period financial statement presentation.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations
-------------


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

                              Results of Operations
                              ---------------------

Comparison of the Three and Six Months Ended November 30, 2001 and 2000
-----------------------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------
For the three months ended November 30, 2001, total revenues decreased to $79,000 from $638,000 for the comparable fiscal quarter in 2000. With the discontinuation of lease originations in August 1999 and sale of a substantial portion of the portfolio in fiscal 2000, equipment sales are expected to be minimal in fiscal 2002. As such, there were no equipment sales for the three months and six months ended November 30, 2001 compared to $492,000 and $550,000 for the three and six month periods ending November 30, 2000, respectively.

Equipment rentals and income from direct financing leases decreased to $8,000 and $18,000 for the three and six month periods ended November 30, 2001 from $25,000 and $87,000 for the comparable periods in 2000. The decrease is primarily attributable to the sale of the lease portfolio during the fiscal years 2001 and 2000.

Interest, fees and other income decreased to $71,000 and $146,000 for the three and six months ended November 30, 2001 from $121,000 and $284,000 for the corresponding prior year periods. The decrease is the result of lower notes receivable and lower average cash balances during the periods because of the funding of T1Xpert operations.

Costs and Expenses
------------------
Costs and expenses decreased to $1.1 million and $2.4 million for the three and six months ended November 30, 2001 from $1.6 million and $2.8 million for the comparable fiscal periods in 2000. The decrease is a result of lower costs incurred in the equipment leasing and sales business, offset by higher research and development expenses incurred by T1Xpert in the periods.

Research and development expenses were $625,000 and $1.5 million for the three and six months ended November 30, 2001 compared to $581,000 and $1.2 million for the comparable periods in 2000. Such increases were due to T1Xpert's development of its product as the Company assembled a marketing and business development program. Such research and development costs will be significantly reduced in future periods as a result of the termination of the T1Xpert employees in December 2001.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Selling, general and administrative expenses were $447,000 and $877,000 for the three and six months ended November 30, 2001 compared to $515,000 and $943,000 for the comparable periods in 2000. These decreases were principally due to cost containment efforts and staff reductions. General and administrative costs relating to the Company's prior operations and its continuance as a publicly traded and reporting company will be subject to certain fixed operating costs in future periods.

Income Taxes
------------
For the three-month period ended November 30, 2001, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

                         Liquidity And Capital Resources
                         -------------------------------

Net cash provided by operations for the six months ended November 30, 2001 was $1.6 million compared to cash used in operations of $1.6 million for the comparable period in 2000; net cash used in continuing operations for the six months ended November 30, 2001 was $2.0 million compared to net cash used in continuing operations in the amount of $1.2 million for the comparable period in 2000. Net cash provided by discontinued operations for the six months ended November 30, 2001 was $3.6 million, compared to net cash used in discontinued operations for the six months ended November 30, 2000, which was $454,000. The increase in cash used for continuing operations was due to the funding of T1Xpert operations. The cash provided by discontinued operations was primarily due to the transfer of the discontinued operations assets to current operations in the current periods.

Net cash used in investing activities for the six months ended November 30, 2001 was $1,000, compared to cash provided by investing activities of $1.2 million for the six months ended November 30, 2000. The cash provided by investing activities in the prior period was mainly due to the Company's investment in mortgage participation notes which generated proceeds of $516,000, and the Company's proceeds of $554,000 from equipment sales. During the period ended November 30, 2001, there was minimal investment activity. In future periods cash flows from investing activities will depend on cash collections of the mortgage participation notes. The Company does not expect significant proceeds from equipment sales in future periods.

Net cash used in financing activities for the six months ended November 30, 2001 was $26,000, compared to $817,000 for the six months ended November 30, 2000. The decrease in cash used was due to the November 20, 2000 transaction when the Company completed a repurchase of 607,158 shares of outstanding common stock from The Chase Manhattan Bank and its wholly owned subsidiaries. The reacquired shares represented 9.30% of the 6,527,344 shares then outstanding. The shares were purchased at $ .9882 per share, which was less than the market price.

On December 26, 2001 the Company completed a repurchase of 100,800 shares of outstanding common stock from Mark Jaindl. On that same date, the Company completed a repurchase of 592,534 shares of common stock from Frederick J. Jaindl, the father of Mark Jaindl (together the "Jaindl Shares"). The reacquired shares represented approximately 12% of the issued and outstanding common stock of the Company. The shares were purchased for a total of $475,000 or $.685 per share, which was greater than the market price. In connection with the purchase of the Jaindl Shares, Mark and Frederick Jaindl were granted a 10% passive carried interest in T1Xpert which may result in additional compensation to the Jaindls if the Company makes cash distributions to shareholders in excess of $2,525,000. The Jaindls have agreed not to purchase any more shares of the Company. The Company and the Jaindls have executed mutual releases. The repurchase reduced the number of outstanding shares from 5,859,486 to 5,166,152. Accordingly, due to this transaction, cash used for financing activities will increase in the next quarter.

As of November 30, 2001, the Company had $3.1 million in cash and cash equivalents, as compared to $2.1 million at November 30, 2000 and $1,545,000 at May 31, 2001. The increase is principally due to the discontinued operations assets and liabilities being sold or settled. The Company's CIS Air Loan Facility with a financing institution, which was classified as a liability in the discontinued operations, was paid in full in June 2001.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


As of November 30, 2001, approximately 1,242,182 shares (including the purchase of the Chase shares) had been repurchased by the Company at an aggregate cost of approximately $1,600,000 pursuant to authorizations of the Board of Directors.

The Company anticipated that, in order for T1Xpert to develop and operate past the beta stage, it would need substantial additional funds to meet its financial needs. Without additional funding there was no assurance that the Company will be able to meet its financial needs after it passes the beta stage of development.

T1Xpert has expended approximately $6.0 million from its inception in August 1999 through November 30, 2001.

The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U. S. securities industry and T1Xpert. T1Xpert had begun work on a software development project for a global investment bank prior to September 11, 2001. This project was cancelled as a result of the events of September 11, 2001. In addition, due to security and safety measures taken by Federal, State and City authorities in lower Manhattan, where the Company's office is located, T1Xpert had to suspend all software development work for approximately two weeks while still having to meet its payroll obligations. During this two-week period, communication with T1Xpert's offices was severely compromised. To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed.

The Company has filed a claim with its insurance carrier under its business interruption policy for losses that the Company incurred as a result of the events of September 11, 2001.

The need for the securities industry to manage problems arising from the events of September 11 has resulted in the timetable for implementation of T+1 by the securities industry to be pushed back one year to June 2005. At the same time the ability to obtain financing during the economic environment post September 11 has been greatly hampered.

The Company has decided to stop funding T1Xpert. On December 27, 2001, the Company furloughed its remaining 10 employees, in addition to the 9 employees previously furloughed on September 24, 2001. The Company is now considering various strategic alternatives without the use of Company funds to continue T1Xpert's product development and client installations. These alternatives include the sale of T1Xpert or finding a strategic partner. These alternatives if successful will likely result in a substantial dilution of the Company's interest in T1Xpert. The President, Chief Executive Officer of T1Xpert, Michael
L. Rosen, has decided not to take any salary in 2002 from either the Company or T1Xpert and two key employees who were terminated have currently agreed to assist, without compensation, to help to maximize the value of T1Xpert to shareholders. There can be no assurance that the Company will be successful in its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

Market Risk
-----------
The Company is exposed to risk associated with interest rate changes. The interest rates on the Company's notes receivable are fixed rates; accordingly, there is not significant exposure to the Company in the near future.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

The Company incorporates by reference prior legal matters reported in the Company's Form 10-K for the fiscal year ended May 31, 2001 and Form 10-Q for the period ended August 31, 2001.


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

  21      Subsidiaries of the Registrant
            CIS Corporation, a New York corporation.
            CIS Air Corporation, a Delaware corporation.
            T1Xpert Corp., a Delaware corporation.

   * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

  **      Incorporated by reference.

  99.     Reports on Form 8-K - On January 2, 2002, the Company filed Form 8-K
          -------------------
          announcing the resignation of Directors and delisting from the Nasdaq Small Cap market.

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


                          CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date: January 14, 2002    By:    /s/ Michael L. Rosen
                                 -----------------------------------------------
                          Name:  Michael L. Rosen
                          Title: President, Chief Executive Officer and Director



Date: January 14, 2002    By:    /s/ Jonah M. Meer
                                 -----------------------------------------------
                          Name:  Jonah M. Meer
                          Title: Senior Vice President, Chief Operating Officer
                                 and Chief Financial Officer