Form 10-Q
period 2002-02-28
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2002-04-12
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended February 28, 2002 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities
    Exchange Act of 1934 for the transition period from            to
                                                        ----------    ----------


                         Commission file number: 0-25104
                                                 -------


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)



          New York                                      16-0956508
          --------                                      ----------
       (State or other                               (I.R.S. Employer
jurisdiction of incorporation)                      Identification No.)


74 Broad Street, 3rd Floor, New York, New York             10004
----------------------------------------------             -----
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2002, the registrant has 5,166,152 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS


                                                                            Page

PART I  - FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - February 28, 2002 and
            May 31, 2001                                                       3

          Consolidated Statements of Operations - Three and Nine
            Months Ended February 28, 2002 and 2001                            4

          Consolidated Statements of Cash Flows - Nine Months
            Ended February 28, 2002 and 2001                                 5-6

          Notes to Consolidated Financial Statements                        7-11

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations                              12-15
          -----------------------------------


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   16
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                    16
          --------------------------------


SIGNATURES                                                                    17

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                                                                        February 28,         May 31,
                                                                            2002              2001
                                                                      ---------------   ---------------
                                                                         Unaudited
ASSETS:
Cash and cash equivalents                                                $   1,771         $   1,545
Accounts receivable, net                                                        14                 5
Notes receivable, net                                                        1,464             1,811
Investment in mortgage participation notes                                     197               201
Real estate held for sale, net                                                 367               367
Restricted cash                                                                  -               900
Property, plant and equipment, net                                              49               197
Other assets, net                                                              282               239
Net assets of discontinued operations                                            -             3,550
                                                                      ---------------   ---------------
      Total assets                                                       $   4,144         $   8,815
                                                                      ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Liabilities:
  Accounts payable and other liabilities                                 $     613         $     513
  Loan guarantee                                                                 -               900
                                                                      ---------------   ---------------
      Total liabilities                                                        613             1,413
                                                                      ---------------   ---------------
SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares,
  issued 7,101,668 shares, outstanding 5,166,152 shares                         71                71
Additional paid-in capital                                                  35,129            35,129
Accumulated deficit                                                        (29,608)          (26,238)
                                                                      ---------------   ---------------
                                                                             5,592             8,962
Treasury stock, at cost:  1,935,516 shares at February 28, 2002 and
  1,217,782 shares at May 31, 2001                                          (2,061)           (1,560)
                                                                      ---------------   ---------------
      Total shareholders' equity                                             3,531             7,402
                                                                      ---------------   ---------------
      Total liabilities and shareholders' equity                         $   4,144         $   8,815
                                                                      ===============   ===============

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
--------------------------------------------------------------------------------

                                                Three Months Ended                  Nine Months Ended
                                                   February 28,                        February 28,
                                         ---------------------------------   ---------------------------------
                                              2002              2001              2002              2001
                                         ---------------   ---------------   ---------------   ---------------
REVENUES:
  Equipment sales                           $     -           $     -           $     -           $   550
  Equipment rentals                               8                 8                23                66
  Income from direct financing leases             1                 3                 4                32
  Interest, fees and other income                62               119               208               403
                                         ---------------   ---------------   ---------------   ---------------
                                                 71               130               235             1,051
                                         ---------------   ---------------   ---------------   ---------------
COSTS AND EXPENSES:
  Cost of sales                                   -                 -                 -               541
  Depreciation of rental equipment                -                 7                 -                 -
  Interest expense                                -                 -                 -                 5
  Other operating expenses                        8                54                95               151
  Research and development                      218               339             1,695             1,524
  Selling, general and administrative
    expenses                                    933               883             1,815             1,847
                                         ---------------   ---------------   ---------------   ---------------
                                              1,159             1,283             3,605             4,068
                                         ---------------   ---------------   ---------------   ---------------
      Loss from continuing
        operations                           (1,088)           (1,153)           (3,370)           (3,017)

      Gain (loss) from discontinued
        operations, net of tax benefit            -              (200)                -             1,300
                                         ---------------   ---------------   ---------------   ---------------
      Net (loss)                            $(1,088)          $(1,353)          $(3,370)          $(1,717)
                                         ===============   ===============   ===============   ===============

Basic and diluted net gain (loss)
  per share (Note 2):
    Loss from continuing operations          $(.20)            $(.20)            $(.59)            $(.48)
    Gain (loss) from discontinued
      operations                                 -              (.03)                -               .21
                                         ---------------   ---------------   ---------------   ---------------
      Net (loss) per share                   $(.20)            $(.23)            $(.59)            $(.27)
                                         ===============   ===============   ===============   ===============
Weighted average number of shares
  of common stock outstanding                5,359             5,892             5,741             6,337
                                         ===============   ===============   ===============   ===============


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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
--------------------------------------------------------------------------------

                                                                          For the Nine Months Ended
                                                                                 February 28,
                                                                      ---------------------------------
                                                                            2002              2001
                                                                      ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (3,370)        $  (1,717)
  Less: Gain from discontinued operations                                        -             1,300
                                                                      ---------------   ---------------
        Loss from continuing operations                                     (3,370)           (3,017)
                                                                      ---------------   ---------------
  Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
    Gain from sale of equipment subject to lease                                 -                (9)
    Depreciation and amortization expense                                       84               101
    Loss on disposal of fixed assets                                            48                 -
    Effect on cash flows of changes in:
      Accounts receivable, net                                                  (9)              907
      Notes receivable                                                         347               150
      Other assets                                                              35               (47)
      Accounts payable and other liabilities                                  (182)              (92)
                                                                      ---------------   ---------------
                                                                               323             1,010
                                                                      ---------------   ---------------
        Net cash used in continuing operations                              (3,047)           (2,007)
        Net cash provided by (used in) discontinued operations               3,775               935
                                                                      ---------------   ---------------
        Net cash provided by (used in) operating activities                    728            (1,072)
                                                                      ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                -               550
  Purchase of property and equipment                                            (5)                -
  Collections of rentals on direct financing leases
    net of amortization of unearned income                                       -               125
  Proceeds from investment in mortgage participation notes                       4               513
                                                                      ---------------   ---------------
        Net cash provided by (used in) investing activities                     (1)            1,188
                                                                      ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on lease, bank and institution financings                             -              (163)
  Purchase of treasury stock                                                  (501)             (693)
                                                                      ---------------   ---------------
        Net cash used in financing activities                                 (501)             (856)
                                                                      ---------------   ---------------
        Net increase (decrease) in cash and cash equivalents                   226              (740)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                        1,545             3,382
                                                                      ---------------   ---------------
  End of period                                                          $   1,771         $   2,642
                                                                      ===============   ===============

--------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
In Thousands
--------------------------------------------------------------------------------

                                                                          For the Nine Months Ended
                                                                                 February 28,
                                                                      ---------------------------------
                                                                            2002              2001
                                                                      ---------------   ---------------
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for income taxes                                             $       -         $      53
                                                                      ===============   ===============

  Cash paid for interest                                                 $       -         $       5
                                                                      ===============   ===============

SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Inventory arising from transfers of equipment that came off-lease      $       -         $     685

                                                                      ===============   ===============

  Transfer of inventory from discontinued operations to other assets     $      52         $       -
                                                                      ===============   ===============

  Transfer of other assets from discontinued operations to other
    assets                                                               $       5         $       -
                                                                      ===============   ===============

  Transfer of payable from discontinued operations to accounts
    payable                                                              $    (282)        $       -
                                                                      ===============   ===============


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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2002. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2001.

2.  Nature of Operations
    --------------------

T1Xpert Corp.

On August 8, 1999, the Company had changed its focus to the development and commercialization of a Web-enabled electronic securities processing software platform which would use proprietary technology and adapt to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1." The subsidiary that was formed to engage in this line of business is T1Xpert Corp. ("T1Xpert").

T1Xpert had been developing a suite of middle and back office brokerage products and solutions. The products and solutions were designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for T + 1. The Company's product development strategy was to develop T1Xpert incrementally, with a series of independent products that, in total, would constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product was designed to build on the functions and infrastructure of the previous products. Under funding approved by the Board of Directors, T1Xpert has expended approximately $6.2 million from its inception in August 1999 through November 30, 2001.

The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U.S. securities industry and T1Xpert. T1Xpert had begun work on a software development project for a global investment bank at the bank's premises located in the immediate vicinity of the World Trade Center prior to September 11, 2001. This project was cancelled as a result of the events of September 11, 2001. In addition, due to security and safety measures taken by Federal, State and City authorities in lower Manhattan where the Company's offices were located at that time, T1Xpert had to suspend all software development work for approximately two weeks while still having to meet its payroll obligations. During this two-week period, communication with T1Xpert's offices was severely compromised. The need for the securities industry to manage problems arising from the events of September 11, 2001 resulted in the timetable for implementation of T+1 by the securities industry to be pushed back one year to June 2005. At the same time, the ability of the Company to obtain necessary financing during the economic environment post-September 11, 2001 has been greatly hampered.

To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed. On December 27, 2001, the remaining 10 employees were furloughed. Two employees of T1Xpert continue to provide consulting services on an as needed basis to T1Xpert, without compensation, while the Company pursues strategic alternatives. In addition, the CEO also continues to provide services without compensation.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Risk and Uncertainties
----------------------
The Company has ceased daily operations and has ceased additional funding of T1Xpert. The Company is now considering various strategic alternatives without the use of additional Company funds to continue T1Xpert's product development. These alternatives include the sale of T1Xpert or finding a strategic partner to undertake commercialization of T1Xpert's products. Although the product still needs further development, the original development team has been disbanded, thus there is no client currently scheduled to use the product. Therefore, a sale would likely be of limited value. Potential strategic partners would ideally need to have the ability to continue development and would most likely require that a client be found for the product before being willing to invest. To date T1Xpert has not found a client willing to be a beta client on terms favorable to T1Xpert. T1Xpert is further hampered in its marketing efforts as a result of its cessation of activities and lack of marketing personnel. If T1Xpert is successful in finding a strategic partner, it will likely result in a substantial dilution of the Company's interest in T1Xpert. While the Company has been pursuing these alternatives, to date it has been unsuccessful. There can be no assurance that the Company will be successful in any of its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

As the Company ceased funding T1Xpert, the Company was forced to cancel its beta installation at Investec-Ernst. Combined with the cancellation of the global bank project, there can be no assurance that, if and when the Company can find a suitable strategic alternative, the software will operate in a commercially reasonable fashion. This problem is magnified in technology projects by both the passing of time, which tends to diminish the value of existing software and allows for the introduction of superior competitive solutions, and by the disbandment of the technology team that originated the project. Despite intense efforts to date to find a suitable strategic alternative, none has been found.

The Company is seeking other strategic opportunities going forward to maximize shareholder value after the cessation of operations of T1Xpert. Such opportunities may include, but are not limited to, a business combination with another entity. Under the terms of any such opportunity, current shareholders may suffer substantial dilution of their interests. There can also be no assurance that the Company will be successful in its efforts to find such strategic opportunities or, if it does, that any such new business combination will be successful.

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

In December 2001 the Company accepted the resignations of Directors Michael Bruck, James P. Hassett, George H. Heilborn, Mark W. Jaindl and Paul Solomon. The Board has been reduced from six to one with Michael Rosen remaining as the sole director. The Company also sent a letter to NASDAQ Market Governance requesting that the Company's stock be delisted from the NASDAQ Small Cap Market as of the close of business on December 31, 2001. The Company's shares were delisted from trading privileges on the NASDAQ Small Cap Market effective at the close of business December 31, 2001. The shares currently trade on the OTC Bulletin Board.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


The Company continues to make efforts to contain operating costs. Accordingly, on February 26, 2002, the Company entered into a lease termination agreement with its landlord for the remaining three years of its lease rental obligations. This agreement will release the Company from its lease obligation on the premises. Such obligation was estimated to be $501,000 of base rent plus additional utilities and operating expenses. In connection with this agreement, the Company incurred a loss on disposal of fixed assets in the amount of $48,000, incurred two months rental expense and incurred estimated moving costs of approximately $23,000. The Company is currently leasing space on a month to month basis from Oscar Gruss & Son Incorporated ("OGSI"), a shareholder of the Company as sublessee under OGSI's lease agreement. The Company is subject to conditions existing under OGSI's lease, including the possibility that should OGSI terminate its lease, the Company would be forced to find new office space. In the opinion of management, the lease terms with OGSI are more favorable than exist in the open marketplace. Also, OGSI was able to provide a built out office for immediate occupancy which enabled the Company to move its operations and store its T1Xpert technology without disruption.

3.  Net Income Per Share
    --------------------

Earnings per share are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), earnings per share, which specifies standards for computing and disclosing net income or loss per share. Basic and diluted net loss per share for the nine months ended February 28, 2002 and 2001, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of February 28, 2002, the Company had issued and outstanding options to purchase 158,283 shares of common stock (see Note 6). The effect of these options is anti-dilutive in the computation of diluted net loss per share.

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

5.  Concentration of Credit Risk
    ----------------------------

Financial instruments which potentially subject the Company to credit risk consist principally of cash with financial institutions and notes receivable. The Company maintains cash deposits with major banks and financial institutions which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. At February 28, 2002, cash in excess of FDIC limits amounted to approximately $1.5 million.

Of the Company's notes receivable balance of $1.46 million, $1.25 million is owed by one customer in the aviation business. Thus, the Company is directly affected by the well-being of this one company and the airline industry in general. The credit risk associated with this customer is somewhat mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties for recovering of the collateral in case of default. There can be no assurance that the amount of the collateral will be sufficient to offset the amount of the remaining balance on the note.

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

As of May 31, 2001 stock option grants representing 1,357,500 shares had been issued to employees at an option price of $.0675 per share under the T1X 2000 Plan. During the period ended February 28, 2002, 285,000 options were issued at an option price of $.0678, and 642,500 options were forfeited/expired at an option price of $.0678. As of February 28, 2002 there were 1,000,000 options outstanding at an option price of $.0675. As of April 15, 2002 there were 500,000 options outstanding at an option price of $.0675. The T1X 2000 Plan is immaterial to the operations of the Company.

A summary of the status of the 1995 Plan as of February 28, 2002:

                                                                    Weighted
                                                    Number of   Average Exercise
                                                     Options    Price Per Option
                                                   -----------  ----------------
      Outstanding at
        May 31, 2001 (207,616 exercisable)           222,616         $ 2.09
      Granted                                              -         $    -
      Exercised                                            -         $    -
      Forfeited/expired                              (58,333)        $ 2.32
                                                   -----------
      Outstanding at
        August 31, 2001 (149,283 exercisable)        164,283         $ 2.01
                                                   -----------
      Granted                                              -         $    -
      Exercised                                            -         $    -
      Forfeited/expired                               (6,000)        $ 1.84
                                                   -----------
      Outstanding at
        November 30, 2001 (143,283 exercisable)      158,283         $ 2.01
                                                   -----------
      Granted                                              -         $    -
      Exercised                                            -         $    -
      Forfeited/expired                                    -         $    -
                                                   -----------
      Outstanding at
        February 28, 2002 (143,283 exercisable)      158,283         $ 2.01
                                                   ===========

7.  Discontinued Operations
    -----------------------

On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it would be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation. As of February 28, 2002, the majority of the assets and liabilities relating to the Air Group Business have been sold or settled. Therefore, any remaining assets or liabilities are not material to the financial statements of the Company.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                         Nine Months     Nine Months
                                                            Ended           Ended
                                                         February 28,    February 28,
                                                             2002            2001
                                                         -----------     -----------
      Revenues                                             $     -         $ 2,300
      Costs and expenses                                         -           1,000
                                                         -----------     -----------
      Gain from discontinued operations                          -           1,300
      Income tax benefit                                         -               -
                                                         -----------     -----------
      Net income from discontinued operations              $     -         $ 1,300
                                                         ===========     ===========

A summary of the assets and liabilities of discontinued operations follows (in thousands):

                                                         February 28,       May 31,
                                                             2002            2001
                                                         -----------     -----------
      Assets:
        Cash and cash equivalents                          $     -         $ 3,066
        Accounts receivable                                      -             660
        Inventory                                                -             745
        Net investment in direct financing leases                -             250
        Other assets                                             -             119
                                                         -----------     -----------
            Total assets                                         -           4,840
                                                         -----------     -----------
      Liabilities:
        Accounts payable and costs of discontinuance             -             524
        Note payable to institution                              -             766
                                                         -----------     -----------
            Total liabilities                                    -           1,290
                                                         -----------     -----------
            Net assets of discontinued operations          $     -         $ 3,550
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Item 2.   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
Results of Operations
---------------------


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

                              Results of Operations
                              ---------------------

Comparison of the Three and Nine Months Ended February 28, 2002 and 2001
------------------------------------------------------------------------

Continuing Operations
---------------------

Revenues
--------
For the three months ended February 28, 2002, total revenues decreased to $71,000 from $130,000 for the comparable fiscal quarter in 2001. For the nine months ended February 28, 2002, total revenues decreased to $235,000 compared to $1.1 million for the comparable period in 2001. With the discontinuation of lease originations in August 1999 and sale of a substantial portion of the portfolio in fiscal 2000, equipment sales are expected to be minimal in fiscal 2002. As such, there were no equipment sales for the nine months ended February 28, 2002 compared to $550,000 for the nine month period ending February 28, 2001.

Equipment rentals and income from direct financing leases decreased to $9,000 and $27,000 for the three and nine month periods ended February 28, 2002 from $11,000 and $98,000 for the comparable periods in 2001. The decrease is primarily attributable to the sale of the lease portfolio during the fiscal years 2001 and 2000.Interest, fees and other income decreased to $62,000 and $208,000 for the three and nine months ended February 28, 2002, from $119,000 and $403,000 for the corresponding prior year periods. The decrease is the result of lower notes receivable and lower average cash balances during the periods because of the funding of T1Xpert operations.

Costs and Expenses
------------------
Costs and expenses decreased to $1.2 million and $3.6 million for the three and nine months ended February 28, 2002, from $1.3 million and $4.1 million for the comparable fiscal periods in 2001. The decrease is a result of lower costs incurred in the equipment leasing and sales business, offset by higher research and development expenses incurred by T1Xpert in the periods.

Research and development expenses were $218,000 and $1.7 million for the three and nine months ended February 28, 2002 compared to $339,000 and $1.5 million for the comparable periods in 2001. Such increases during the nine-month period ending February 28, 2002 were due to T1Xpert's development of its product as the Company assembled a marketing and business development program. The decrease during the three-month period ending February 28, 2002 was the result of the termination of the T1Xpert employees in December 2001.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Selling, general and administrative expenses were $933,000 and $1.8 million for the three and nine months ended February 28, 2002 compared to $883,000 million and $1.8 million for the comparable periods in 2001. These increases during the three months ended February 28, 2002 were principally due to costs associated with restructuring of the Company's operations. General and administrative costs relating to the Company's prior operations and its continuance as a publicly traded and reporting company will be subject to certain fixed operating costs in future periods.

Income Taxes
------------
For the three and nine-month periods ended February 28, 2002, provision for deferred income tax benefit on losses from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

                         Liquidity And Capital Resources
                         -------------------------------

Net cash provided by operations for the nine months ended February 28, 2002 was $728,000 compared to cash used in operations of $1.1 million for the comparable period in 2001; net cash used in continuing operations for the nine months ended February 28, 2002 was $3.0 million compared to net cash used in continuing operations in the amount of $2.0 million for the comparable period in 2001. Net cash provided by discontinued operations for the nine months ended February 28, 2002 was $3.8 million, compared to net cash provided by discontinued operations for the nine months ended February 28, 2001, which was $935,000. The increase in cash used for continuing operations was due to the funding of T1Xpert operations. The cash provided by discontinued operations was primarily due to the transfer of the discontinued operations assets to current operations in the current periods.

Net cash used in investing activities for the nine months ended February 28, 2002 was $1,000, compared to cash provided by investing activities of $1.2 million for the nine months ended February 28, 2001. The cash provided by investing activities in the prior period was mainly due to the Company's investment in mortgage participation notes which generated proceeds of $513,000, and the Company's proceeds of $550,000 from equipment sales. During the period ended February 28, 2002, there was minimal investment activity. In future periods cash flows from investing activities will depend on cash collections of the mortgage participation notes. The Company does not expect significant proceeds from equipment sales in future periods.

Net cash used in financing activities for the nine months ended February 28, 2002 was $501,000, compared to $856,000 for the nine months ended February 28, 2001. The decrease in cash used was due to the November 20, 2000 transaction when the Company completed a repurchase of 607,158 shares of outstanding common stock from The Chase Manhattan Bank and its wholly owned subsidiaries. The reacquired shares represented 9.30% of the 6,527,344 shares then outstanding. The shares were purchased at $.9882 per share, which was less than the market price.

Cash used for financing activities for the period ended February 28, 2002 was primarily due to the December 26, 2001 transaction when the Company completed a repurchase of 100,800 shares of outstanding common stock from Mark Jaindl. On that same date, the Company completed a repurchase of 592,534 shares of common stock from Frederick J. Jaindl, the father of Mark Jaindl (together the "Jaindl Shares"). The reacquired shares represented approximately 12% of the issued and outstanding common stock of the Company. The shares were purchased for a total of $475,000 or $.685 per share, which was greater than the market price. In connection with the purchase of the Jaindl Shares, Mark and Frederick Jaindl were granted a 10% passive carried interest in T1Xpert which may result in additional compensation to the Jaindls if the Company makes cash distributions to shareholders in excess of $2,525,000. The Jaindls have agreed not to purchase any more shares of the Company. The Company and the Jaindls have executed mutual releases. The repurchase reduced the number of outstanding shares from 5,859,486 to 5,166,152.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


As of February 28, 2002, the Company had $1.7 million in cash and cash equivalents, as compared to $2.6 million at February 28, 2001 and $1,545,000 at May 31, 2001. The increase from the year ended May 31, 2001 is principally due to the discontinued operations assets and liabilities being sold or settled net of cash used for T1Xpert operations. The Company's CIS Air Loan Facility with a financing institution, which was classified as a liability in the discontinued operations, was paid in full in June 2001.

As of February 28, 2002, approximately 1,935,516 shares (including the purchase of the Jaindl and Chase shares) had been repurchased by the Company at an aggregate cost of approximately $2.1 million pursuant to authorizations of the Board of Directors.

T1Xpert has expended approximately $6.2 million from its inception in August 1999 through February 28, 2002.

The Company anticipated that, in order for T1Xpert to continue development, beta installation and further marketing efforts it would need substantial additional funds to meet its financial needs. Without additional funding there was no assurance that the Company would be able to meet its financial needs after it passes the beta stage of development.

The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U.S. securities industry and T1Xpert. T1Xpert had begun work on a software development project for a global investment bank at the bank's premises located in the immediate vicinity of the World Trade Center prior to September 11, 2001. This project was cancelled as a result of the events of September 11, 2001. In addition, due to security and safety measures taken by Federal, State and City authorities in lower Manhattan where the Company's offices were located at that time, T1Xpert had to suspend all software development work for approximately two weeks while still having to meet its payroll obligations. During this two-week period, communication with T1Xpert's offices was severely compromised. The need for the securities industry to manage problems arising from the events of September 11, 2001 resulted in the timetable for implementation of T+1 by the securities industry to be pushed back one year to June 2005. At the same time, the ability of the Company to obtain necessary financing during the economic environment post-September 11, 2001 has been greatly hampered.

To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed. On December 27, 2001, the remaining 10 employees were furloughed. Two employees of T1Xpert continue to provide consulting services on an as needed basis to T1Xpert, without compensation, while the Company pursues strategic alternatives. In addition, the CEO also continues to provide services without compensation.

Risk and Uncertainties
----------------------
The Company has ceased daily operations and has ceased continued funding of T1Xpert. The Company is now considering various strategic alternatives without the use of additional Company funds to continue T1Xpert's product development. These alternatives include the sale of T1Xpert or finding a strategic partner to undertake commercialization of T1Xpert's products. Although the product still needs further development, the original development team has been disbanded, thus there is no client currently scheduled to use the product. Therefore, a sale would likely be of limited value. Potential strategic partners would ideally need to have the ability to continue development and would most likely require that a client be found for the product before being willing to invest. To date T1Xpert has not found a client willing to be a beta client on terms favorable to T1Xpert. T1Xpert is further hampered in its marketing efforts as a result of its cessation of activities and lack of marketing personnel. If T1Xpert is successful in finding a strategic partner, it will likely result in a substantial dilution of the Company's interest in T1Xpert. While the Company has been pursuing these alternatives, to date it has been unsuccessful. There can be no assurance that the Company will be successful in any of its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

As the Company ceased funding T1Xpert, the Company was forced to cancel its beta installation at Investec-Ernst. Combined with the cancellation of the global bank project, there can be no assurance that, if and when the Company can find a suitable strategic alternative, the software will operate in a commercially reasonable fashion. This problem is magnified in technology projects by both the passing of time, which tends to diminish the value of existing software and allows for the introduction of superior competitive solutions, and by the disbandment of the technology team that originated the project. Despite intense efforts to date to find a suitable strategic alternative, none has been found.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


The Company is seeking other strategic opportunities going forward to maximize shareholder value after the cessation of operations of T1Xpert. Such opportunities may include, but are not limited to, a business combination with another entity. Under the terms of any such opportunity, current shareholders may suffer substantial dilution of their interests. There can also be no assurance that the Company will be successful in its efforts to find such strategic opportunities or, if it does, that any such new business combination will be successful.

The Company has filed a claim with its insurance carrier under its business interruption policy for losses that the Company incurred as a result of the events of September 11, 2001.

The Company continues to make efforts to contain operating costs. Accordingly, on February 26, 2002, the Company entered into a lease termination agreement with its landlord for the remaining three years of its lease rental obligations. This agreement will release the Company from its lease obligation on the premises. Such obligation was estimated to be $501,000 of base rent plus additional utilities and operating expenses. In connection with this agreement, the Company incurred a loss on disposal of fixed assets in the amount of $48,000, incurred two months rental expense and incurred estimated moving costs of approximately $23,000. The Company is currently leasing space on a month to month basis from Oscar Gruss & Son Incorporated ("OGSI"), a shareholder of the Company as sublessee under OGSI's lease agreement. The Company is subject to conditions existing under OGSI's lease, including the possibility that should OGSI terminate its lease, the Company would be forced to find new office space. In the opinion of management, the lease terms with OGSI are more favorable than exist in the open marketplace. Also, OGSI was able to provide a built out office for immediate occupancy which enabled the Company to move its operations and store its T1Xpert technology without disruption.

As the Company's future source of revenues have greatly diminished and are unpredictable, and as the risk of not finding a suitable strategic partner for its T1Xpert increases there can be no assurance that the Company will have sufficient resources to meet its obligations.

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

   **       Incorporated by reference.

   99.      Reports on Form 8-K - On March 13, 2002, the Company filed Form 8-K
            -------------------
            announcing a change in the Company's certifying accountant and that the Company has moved its principal office to 74 Broad Street, 3rd Floor, New York, New York 10004.

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


                          CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  April 12, 2002     By:    /s/ Michael L. Rosen
                                 -----------------------------------------------
                          Name:  Michael L. Rosen
                          Title: President, Chief Executive Officer and Director



Date:  April 12, 2002     By:    /s/ Jonah M. Meer
                                 -----------------------------------------------
                          Name:  Jonah M. Meer
                          Title: Senior Vice President, Chief Operating Officer
                                 and Chief Financial Officer