Form 10-Q/A
period 2002-02-28
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2002-07-17
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q-A


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
--------------------------------------------------------------------------------




                                TABLE OF CONTENTS


                                                                            Page

PART I  - FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - February 28, 2002 and
            May 31, 2001                                                       3

          Consolidated Statements of Operations - Three and Nine
            Months Ended February 28, 2002 and 2001                            4

          Consolidated Statements of Cash Flows - Nine Months
            Ended February 28, 2002 and 2001                                 5-6


          Notes to Consolidated Financial Statements                        7-12

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations                              13-16
          -----------------------------------


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   17
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                    17
          --------------------------------


SIGNATURES                                                                    18

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                                                                        February 28,         May 31,
                                                                            2002              2001
                                                                      ---------------   ---------------
                                                                         Unaudited
ASSETS:
  Cash and cash equivalents                                              $   1,771         $   1,545
  Accounts receivable, net                                                      14                 5
  Notes receivable                                                             749               747
  Restricted cash                                                                -               900
  Investment in mortgage participation notes                                   197               201
  Prepaid expenses and other current assets                                    230               189
  Net assets of discontinued operations                                          -             3,550
                                                                      ---------------   ---------------
      Total current assets                                                   2,961             7,137

Property, plant and equipment, net                                              49               197

Other assets:
  Notes receivable, net of current portion                                     715              1,064
  Real estate held for sale, net                                               367                367
  Miscellaneous assets                                                          52                 50
                                                                      ---------------   ---------------
      Total other assets                                                     1,134              1,481
                                                                      ---------------   ---------------
      Total assets                                                       $   4,144         $    8,815
                                                                      ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other liabilities                                 $     613         $     513
  Loan guarantee                                                                 -               900
                                                                      ---------------   ---------------
      Total current liabilities                                                613             1,413
                                                                      ---------------   ---------------
Shareholders' equity:
  Common stock, $.01 par value; authorized 20,000,000 shares,
   issued 7,101,668 shares, outstanding 5,166,152 shares                        71                71
  Additional paid-in capital                                                35,171            35,129
  Accumulated deficit                                                      (29,650)          (26,238)
                                                                      ---------------   ---------------
                                                                             5,592             8,962
Treasury stock, at cost:  1,935,516 shares at February 28, 2002
  and 1,217,782 shares at May 31, 2001                                      (2,061)           (1,560)
                                                                      ---------------   ---------------
      Total shareholders' equity                                             3,531             7,402
                                                                      ---------------   ---------------
      Total liabilities and shareholders' equity                         $   4,144         $   8,815
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
--------------------------------------------------------------------------------

                                                Three Months Ended                  Nine Months Ended
                                                   February 28,                        February 28,
                                         ---------------------------------   ---------------------------------
                                              2002              2001              2002              2001
                                         ---------------   ---------------   ---------------   ---------------
REVENUES:
  Equipment sales                           $     -           $     -           $     -           $   550
  Equipment rentals                               8                 8                23                66
  Income from direct financing leases             1                 3                 4                32
  Interest, fees and other income                62               119               208               403
                                         ---------------   ---------------   ---------------   ---------------
                                                 71               130               235             1,051
                                         ---------------   ---------------   ---------------   ---------------
COSTS AND EXPENSES:
  Cost of sales                                   -                 -                 -               541
  Depreciation of rental equipment                -                 7                 -                 -
  Interest expense                                -                 -                 -                 5
  Other operating expenses                        8                54                95               151
  Research and development                      218               339             1,695             1,524
  Selling, general and administrative
    expenses                                    975               883             1,857             1,847
                                         ---------------   ---------------   ---------------   ---------------
                                              1,201             1,283             3,647             4,068
                                         ---------------   ---------------   ---------------   ---------------
      Loss from continuing
        operations                           (1,130)           (1,153)           (3,412)           (3,017)

      Gain (loss) from discontinued
        operations, net of tax benefit            -              (200)                -             1,300
                                         ---------------   ---------------   ---------------   ---------------
      Net (loss)                            $(1,130)          $(1,353)          $(3,412)          $(1,717)
                                         ===============   ===============   ===============   ===============

Basic and diluted net gain (loss)
  per share (Note 2):
    Loss from continuing operations          $(.21)            $(.20)            $(.59)            $(.48)
    Gain (loss) from discontinued
      operations                                 -              (.03)                -               .21
                                         ---------------   ---------------   ---------------   ---------------
      Net (loss) per share                   $(.21)            $(.23)            $(.59)            $(.27)
                                         ===============   ===============   ===============   ===============
Weighted average number of shares
  of common stock outstanding                5,359             5,892             5,741             6,337
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
--------------------------------------------------------------------------------

                                                                          For the Nine Months Ended
                                                                                 February 28,
                                                                      ---------------------------------
                                                                            2002              2001
                                                                      ---------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                               $  (3,412)        $  (1,717)
  Less: Gain from discontinued operations                                        -             1,300
                                                                      ---------------   ---------------
        Loss from continuing operations                                     (3,412)           (3,017)
                                                                      ---------------   ---------------
  Adjustments to reconcile net loss from continuing operations to net cash provided by (used in) operating activities:
    Gain from sale of equipment subject to lease                                 -                (9)
    Depreciation and amortization expense                                       84               101
    Loss on disposal of fixed assets                                            48                 -
    Fair value of officers' compensation                                        42                 -
    Effect on cash flows of changes in:
      Accounts receivable, net                                                  (9)              907
      Notes receivable                                                         347               150
      Other assets                                                              35               (47)
      Accounts payable and other liabilities                                  (182)              (92)
                                                                      ---------------   ---------------
                                                                               365             1,010
                                                                      ---------------   ---------------
        Net cash used in continuing operations                              (3,047)           (2,007)
        Net cash provided by (used in) discontinued operations               3,775               935
                                                                      ---------------   ---------------
        Net cash provided by (used in) operating activities                    728            (1,072)
                                                                      ---------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                                -               550
  Purchase of property and equipment                                            (5)                -
  Collections of rentals on direct financing leases
    net of amortization of unearned income                                       -               125
  Proceeds from investment in mortgage participation notes                       4               513
                                                                      ---------------   ---------------
        Net cash provided by (used in) investing activities                     (1)            1,188
                                                                      ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on lease, bank and institution financings                             -              (163)
  Purchase of treasury stock                                                  (501)             (693)
                                                                      ---------------   ---------------
        Net cash used in financing activities                                 (501)             (856)
                                                                      ---------------   ---------------
        Net increase (decrease) in cash and cash equivalents                   226              (740)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                                        1,545             3,382
                                                                      ---------------   ---------------
  End of period                                                          $   1,771         $   2,642
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


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has ceased daily operations and has ceased additional funding of T1Xpert, has sustained substantial operating losses and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.


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
                                                         ===========     ===========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


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


The balance sheet included in the Amended 10-Q for the period ended February 28, 2002 and for the year ended May 31, 2001 have been reclassified to include current assets and other assets.

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

Interest, fees and other income decreased to $62,000 and $208,000 for the three and nine months ended February 28, 2002, from $119,000 and $403,000 for the corresponding prior year periods. The decrease is the result of lower notes receivable and lower average cash balances during the periods because of the funding of T1Xpert operations.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



Selling, general and administrative expenses were $975,000 and $1.9 million for the three and nine months ended February 28, 2002 compared to $883,000 million and $1.8 million for the comparable periods in 2001. These increases during the three months ended February 28, 2002 were principally due to costs associated with restructuring of the Company's operations. General and administrative costs relating to the Company's prior operations and its continuance as a publicly traded and reporting company will be subject to certain fixed operating costs in future periods.


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


To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed. On December 27, 2001, the remaining 10 employees were furloughed. Two employees of T1Xpert continue to provide consulting services on an as needed basis to T1Xpert, without compensation, while the Company pursues strategic alternatives. In addition, the CEO also continues to provide services without receiving compensation. The value of these services has been reflected as a capital contribution and in the statement of operations in selling, general and administrative expenses as of February 28, 2002. Such compensation expense for the period ended February 28, 2002 amounted to $41,666.


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


                          CONTINENTAL INFORMATION SYSTEMS CORPORATION



Date:  July 17, 2002      By:    /s/ Jonah M. Meer
                                 -----------------------------------------------
                          Name:  Jonah M. Meer
                          Title: President, Chief Executive Officer and Director