Form 10-K
period 2002-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2002-08-28
CIK 24071

===============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 ---------------

For the Fiscal Year Ended May 31, 2002            Commission File Number 0-25104

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

                                 (212) 771-1010
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The number of the registrant's shares of Common Stock outstanding on June 30, 2002 was 5,166,152.

As of June 30, 2002, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $668,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated into Part III of this Annual Report.

  * Excludes 632,368 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2002. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

===============================================================================

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION

                         2002 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS


                                                                           Page

PART I

Item 1.       Business                                                       3-7

Item 2.       Properties                                                       7

Item 3.       Legal Proceedings                                                8

Item 4.       Submission of Matters to a Vote of Security Holders              8


PART II

Item 5.       Market for Registrant's Common Equity and Related
              Stockholder Matters                                              9

Item 6.       Selected Financial Data                                       9-10

Item 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    11-14

Item 7a.      Quantitative and Qualitative Disclosures About Market Risk      15

Item 8.       Financial Statements and Supplementary Data                  16-39

Item 9.       Changes In and Disagreements with Accountants On
              Accounting and Financial Disclosure                             40


PART III

Item 10.      Directors and Executive Officers of the Registrant              40

Item 11.      Executive Compensation                                          40

Item 12.      Security Ownership of Certain Beneficial Owners and Management  40

Item 13.      Certain Relationships and Related Transactions                  40


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                        41

FORWARD LOOKING STATEMENTS

           All statements contained herein that are not historical facts, including but not limited to, statements regarding anticipated future capital requirements, Continental Information Systems Corporation's with its subsidiaries (the "Company") future development plans, the Company's ability to obtain additional debt, equity or other financing, and the Company's ability to generate cash from operations and further savings from existing operations, are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company and the potential impact on asset realization; competitive factors; the inability to find a strategic alternative, in the form of a partner, investor or buyer, for the continued development of the Company's software technologies; the inability to successfully perfect the Company's pending patents; risks associated with collecting on the Company's notes receivable arising out of various settlements in the aviation business; risks attendant to the Company's finance activities generally, including the risks of leverage, risks of borrower default, general economic and real estate market conditions, and pricing pressures which could affect the value of the Company's assets; changes in equipment and capital costs; general business, economic and regulatory conditions; and the other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission ("SEC"). The Company cautions readers not to place undue reliance on any such forward looking statements, which are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made. The Company undertakes no obligation to update such forward-looking statements.

                                     PART I

ITEM 1.    BUSINESS

INTRODUCTION AND HISTORY

           Continental Information Systems Corporation is a New York Corporation that was organized in 1968. The Company was a specialized financial services company that engaged in the leasing, sales and management of commercial aircraft and engines, among other assets, and was also engaged in other financing activities, including commercial real estate financing. In August 1999, the Company ceased entering into new equipment leases and sold a substantial portion of its remaining lease portfolio. Since then, the Company has disposed of the balance of its remaining lease portfolio. In July 2000, one of the Company's subsidiaries, CIS Air Corporation, a Delaware corporation, ("CIS Air") exited the aviation business.

           In August 1999, the Company changed its focus to the development and commercialization of a Web-enabled electronic securities processing software platform using proprietary technology. This technology was intended to adapt to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1." The subsidiary that was formed to engage in this line of business is T1Xpert Corp. ("T1Xpert").

           T1Xpert had begun developing a suite of middle and back office brokerage products and solutions. The products and solutions were designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for T+1. The Company's product development strategy was to develop T1Xpert incrementally, with a series of independent products that, in total, would constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product was designed to build on the functions and infrastructure of the previous products. T1Xpert expended approximately $6.2 million from its inception in August 1999 through May 31, 2002.

           Prior to September 11, 2001, T1Xpert had begun work on a software development project for a global investment bank, at the bank's premises (where T1Xpert maintained a satellite office) located in the immediate vicinity of the World Trade Center. This project was canceled as a result of the terrorist attacks of September 11, 2001 against the United States of America which had a negative effect on the U.S. securities industry and T1Xpert. In addition, due to security and safety measures taken by federal, state and city authorities in lower Manhattan, where the Company's offices were located at that time, T1Xpert had to suspend all software development work for approximately two weeks. During this two-week period, communication with T1Xpert's offices was severely compromised.

           On December 27, 2001, the Company ceased active operations and additional funding of product development at T1Xpert for several reasons. The Company's contract with the global investment bank was delayed and subsequently cancelled due to the events of September 11th. Despite this, T1Xpert intended to continue product development and seek a replacement investment banking customer. However, the ability of the Company to obtain necessary financing during the economic environment post-September 11, 2001 was greatly hampered. The Company made claims under its existing policies of insurance for compensation in order to continue operations. The Company believed it had sufficient coverage to allow it to continue development and installation under its existing contract and sufficient funding to locate a substitute investment banking customer to replace the cancelled contract had it received sufficient insurance proceeds. Efforts to date to collect under the Company's insurance policies have been unsuccessful. The Company continues to pursue its claims under its insurance policies and has filed a lawsuit against its insurer. No assurance can be given that such efforts will be successful.

           The Company is now considering various strategic alternatives to realize value from T1Xpert. These alternatives include the sale of T1Xpert or finding a strategic partner to undertake commercialization of T1Xpert's products. Although the product still needs further development, the original development team has been disbanded. There is no client currently scheduled to use the product. Therefore, a sale would likely be of limited value. Potential strategic partners would ideally need to have the ability to continue development and would most likely require that a client be found for the product before being willing to invest. To date T1Xpert has not found a client willing to be a beta client on terms favorable to T1Xpert. T1Xpert is further hampered in its marketing efforts as a result of its cessation of activities and lack of marketing personnel. If T1Xpert is successful in finding a strategic partner, it will likely result in a substantial dilution of the Company's interest in T1Xpert. While the Company has been pursuing these alternatives, to date it has been unsuccessful. There can be no assurance that the Company will be successful in any of its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

           The financial statements contained herein have been prepared by management in accordance with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has ceased active operations and has ceased additional funding of T1Xpert, has sustained substantial operating losses and has used substantial amounts of working capital in its operations.

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

STRATEGIC ALTERNATIVES

           The Company is seeking other strategic opportunities going forward to maximize shareholder value after the suspension of active operations of T1Xpert. Such opportunities may include, but are not limited to, a business combination with another entity. Under the terms of any such opportunity, current shareholders may suffer substantial dilution of their interests. There can also be no assurance that the Company will be successful in its efforts to find such strategic opportunities or, if it does, that any such new business combination will be successful. Furthermore, because development of T1Xperts products and solutions was stopped prior to completion, there is no assurance that if or when the Company finds a strategic alternative for T1Xpert, the products and solutions will function as planned. The risk of obsolescence and superior competitive products entering the market increases with the passage of time. These factors, among others, may substantially diminish the value of any strategic sale or partnership with respect to T1Xpert.

CUSTOMERS AND MARKETING

           When the Company was forced to cease funding T1Xpert, the Company was also forced to suspend its beta installation which would have required additional funding from the Company. As a result, there can be no assurance that, if and when the Company can find a suitable strategic alternative, the software will operate in a commercially reasonable fashion. This problem is magnified in technology projects by both the passing of time, which tends to diminish the value of existing software and allows for the introduction of superior competitive solutions, and by the disbandment of the technology team that originated the project. Should a strategic alternative be found, it is expected that it would require substantial additional expense in having a new team get acquainted with the product. Despite intense efforts to date to find a suitable strategic alternative, none has been found.

           The financial statements contained herein do not include any adjustments that might result from the outcome of this uncertainty.

COMPETITION

           Even if a strategic alternative is found and operations at T1Xpert are resumed, T1Xpert will face competition from systems developed by other, much larger companies, and its success will depend on the ability of the Company to reposition itself as the preferred product solution. This, in turn, will depend on the speed with which the Company can resume and complete the development and commercialize its products to its target users. Potential competitors may have access to greater resources or better technology.

           The Company's continued ability to compete effectively is also materially affected by its ability to attract a suitable strategic alternative possessing necessary qualified personnel and by the availability of financing on competitive terms and conditions.

PROPRIETARY RIGHTS

           The Company currently has no patents, however, it is in the process of evaluating several United States patent applications. The Company's ability to succeed in perfecting these patents will depend on finding a strategic alternative and the development of related proprietary technologies and specialized processes either alone or in conjunction with others. Securing patents will also require that the Company replace the intellectual knowledge of the personnel involved in the original patent applications, who are no longer employed by the Company. These proprietary technologies and processes will require the Company to secure patents and trademarks to protect its systems and services. There can be no assurance that the Company will be successful in doing so. The Company may use licenses from other relevant technology providers that may be important to the Company's business.

DISCONTINUED OPERATIONS

           The Company has two subsidiaries that have previously discontinued their operations.

           Through its wholly owned subsidiary, CIS Air, the Company participated in the worldwide market for the sale and leasing of used, commercial aircraft and aircraft engines. In recent periods, CIS Air's activities consisted primarily of acquiring aircraft engines and then selling, leasing or selling them subject to lease. CIS Air financed its portfolio acquisitions with cash flows from operations or through borrowings under CIS Air's revolving credit facility.

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

           As of May, 2002, the majority of the assets and liabilities relating to CIS Air's business have been sold or settled. Therefore, any remaining assets or liabilities have not been accounted for as discontinued operations.

           In February 2001, a subsidiary of CIS Air, CIS Aircraft Partners Inc., ceased operations.

           In August 1999, the Company's subsidiary, CIS Corporation, ceased entering into new equipment leases and sold a substantial portion of its remaining lease portfolio.

           The Consolidated Balance Sheets and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations.

OTHER FINANCE ACTIVITIES

           In July 1997, the Company entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term funding for commercial real estate transactions. The Company has ceased making additional investments under the Agreement and has no obligation to make any additional investments under the Agreement. At May 31, 2002, the Company's sole remaining investment in such transactions was approximately $336,585, net of a reserve for loss on investment of $153,149.

           The Company has made loans or loan guarantees to borrowers with profiles that did not meet the requirements of traditional lending institutions. Based on the unique nature of the loans, the Company received fees, equity interests or other forms of remuneration in addition to traditional interest. The Company is in the process of managing, collecting and liquidating several such loans and loan guarantees. One of the loans was made to ContentWise, a video technology company founded in 1993 as a spin-off from an Israeli defense contractor. Originally founded in 1993, ContentWise is a spin-off of El-Op Electro-Optic Industries, Inc., a major Israeli defense contractor which supplied the night-vision and laser guidance systems for the Apache helicopter and the fire control system for the Merkava battle tank. As set forth in its December 1999 business plan, ContentWise's management was led by Dr. Michael Brunstein, Chairman, Jed M. Arkin, President and Asher Hershtik, CEO. Dr. Brunstein is the Founder and Managing Director of Applied Materials Israel, Ltd., the Israeli operating subsidiary of Applied Materials, Inc., a leader in semiconductor manufacturing equipment. Prior to joining ContentWise in 1998, Mr. Arkin managed the technology portfolio of The Challenge Fund, one of the largest venture capital funds in Israel. Prior to founding ContentWise, Mr. Hershtik served as CEO of Terra Computers, a subsidiary of El-Op Israel Electro-Optics Industries, Ltd.

           In late 1999, ContentWise sought the investment of $3 million for product and technology development in Israel, and to develop a U.S.-based sales and support office in Los Angeles. At that time, ContentWise owned a video matching technology that was capable of recognizing previously logged video clips when encountered in a television broadcast, tape output or streaming video over the Internet. This technology had several possible commercial applications including broadcast monitoring, DVD quality control and digital asset management.

           ContentWise and the Company entered into a short-term bridge financing pending the $3 million capital infusion. Pursuant to and in support of the terms contained in a Bridge Loan Agreement between ContentWise and the Company dated as of December 30, 1999, the Company placed funds on deposit for two letters of credit hypothecated to the Bank of New York and United Mizrachi Bank which guaranteed a $900,000 loan made to ContentWise. These funds were placed in accounts which bore interest at rates in excess of 5 percent. The Company's loan guarantee was a short-term obligation: ContentWise was required to repay the loan on the earlier of (i) the closing of the next round of financing or (ii) twelve months from the date of the loan. The loan guarantee was secured: ContentWise granted a security interest in all of ContentWise's assets, including a security interest in, and mortgage on, all right, title and interest, but none of the obligations to its patents, together with any application improvement or extension thereof and any and all royalties for any licenses thereof. ContentWise also granted the Company a priority claim on its anticipated cash flow in order to secure further the repayment of the loan. In addition, ContentWise issued to the Company warrants to purchase on a cashless basis ContentWise shares issued in ContentWise's next round of financing. The number of shares covered by the warrants was equal to 33% of the amount borrowed from Bank Mizrachi divided by the exercise price on the warrants (15% discount from the price paid by investors in the next round.) Pursuant to the agreement, if the next round of financing did not take place within 6 months, the 33% figure would be increased to 50%. Further, if an initial public offering of ContentWise's securities yielded net proceeds of at least $15 million, the warrants would automatically convert into fully paid and non assessable shares computed by the number of warrants held multiplied by the difference between the IPO price and the exercise price divided by the IPO price. At the time the Company provided the loan guarantee, it reasonably believed that ContentWise would successfully complete further rounds of financing and repay the loan from the next round of equity financing.

           After the Company entered into the bridge financing, ContentWise advised the Company that it had completed additional financings but in amounts less than the trigger level which would have required ContentWise to use the proceeds from these additional financings to repay the loan which the Company guaranteed. ContentWise further advised the Company that due to the dramatic and unexpected economic downturn through 2000 and continuing into 2001, particularly with regard to private financing of high technology startup companies, ContentWise was unable to complete further rounds of financing. ContentWise thereafter defaulted and as a result, in July 2001, the letters of credit were called and the Company's funds on deposit were used to satisfy such demand. The Company is currently working to enforce its patent collateral.

           The Company accounted for the funds on deposit for the letters of credit that guaranteed the $900,000 loan as restricted cash for the year ended May 31, 2000. A year later, based upon the above considerations, the Company wrote off this asset by posting a $900,000 loan guarantee liability in the Company's balance sheet for the year ended May 31, 2001. During the year ended May 31, 2002, the Company paid the $900,000 liability.

           In recognition of weak market conditions and based on management's assessment of the probability of collection, the Company wrote down its investments in all its high technology companies by $1.3 million (including $900,000 related to ContentWise) in the fiscal year ended May 31, 2001.

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

CONCENTRATION OF CREDIT RISK

           Of the Company's notes receivable balance of $1.32 million, $1.12 million is owed by one customer in the aviation business. Thus, the Company is directly affected by the well being of this one company and the airline industry in general. The events of September 11, 2001, negatively impacted the airline industry. The credit risk associated with this customer is mitigated by the note being collateralized; however a substantial portion of such collateral is outside the United States, thereby creating potential difficulties for the recovery of collateral in case of default. Further, it is estimated that the value of the underlying collateral is below the carrying value of the note.

EMPLOYEES

           As of June 30, 2002, the Company has one full-time employee. This employee works in administration and is not employed under a collective bargaining agreement.


ITEM 2.    PROPERTIES

           The Company's executive offices were located in downtown Manhattan. The Company occupied office space under a lease which was in the aggregate approximately 6,000 square feet, for an aggregate monthly rental of approximately $14,000.

           On February 26, 2002, the Company entered into a lease termination agreement with its landlord for the remaining three years of its lease rental obligations. This agreement released the Company from its lease obligation on the premises. Such obligation was estimated to be $501,000 of base rent plus additional utilities and operating expenses. In connection with this agreement, the Company incurred a loss on disposal of fixed assets in the amount of $48,000, incurred two months rental expense and incurred estimated moving costs of approximately $14,500. The Company is temporarily leasing space on an annual basis from Oscar Gruss & Son Incorporated ("OGSI"), a shareholder of the Company. OGSI was able to provide a built out office for immediate occupancy which enabled the Company to move its operations and store its T1Xpert technology without significant disruption. The Company is subject to conditions existing under OGSI's lease, including the possibility that should OGSI terminate its lease, the Company would be forced to find a new office space. In the opinion of management, the lease terms with OGSI are more favorable than exist in the open marketplace.

ITEM 3.    LEGAL PROCEEDINGS

           On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000 plus punitive damages of $2,300,000, or in the alternative an order requiring CIS Air to repurchase the engine from Dallas. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. Extensive discovery has been completed and the case is ready for trial. In December 2001, CIS Air filed a motion for summary judgment seeking dismissal of all claims. No decision on this motion has yet been made.

           On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas Aerospace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The parties settled their lawsuit under the joint venture agreement, but left open all issues related to the Dallas matter.

           On March 7, 2000 CIS Air filed suit against Express One International, Inc. ("Express One"), a Delaware corporation, in the Supreme Court, State of New York, County of New York. The suit seeks damages of approximately $118,000 in unpaid rent and repair charges. Express One filed for bankruptcy in March 2002 shortly after CIS filed its motion for summary judgment. An automatic stay in connection with the bankruptcy proceeding prevents further action at this time. CIS Air intends to file a claim in the bankruptcy court action against Express One.

           In July 2001, CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS Air aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and is seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. The suit is in the discovery stage of litigation.

           The Bankruptcy Trustee in the bankruptcy case of Sky Trek International, a former lessee of aircraft engines of CIS Air, filed a claim against CIS Air on May 9, 2002 in the United States Bankruptcy Court for the District of New Jersey seeking to obtain the return of $116,000 in security deposits on two aircraft engines that were returned to CIS Air prior to the lease expirations. CIS Air is opposing this demand and has asserted counterclaims in excess of the amount of the security deposit.

           On June 3, 2002 the Company commenced an action in the Southern District of New York against its insurer, Federal Insurance Company, seeking reimbursement for losses under its insurance policy associated with the September 11, 2001 terrorist attack in downtown Manhattan. The case is in its early stages.

           The Company commenced an action against a former lessee of equipment and two guarantors for non-payment of lease payments owed. The Company obtained a judgment and is pursuing recovery against one of the guarantors. The second guarantor has filed for bankruptcy and there is no assurance of the amount, if any, that will be recovered from the non-bankrupt guarantor.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the Company's fiscal year.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY
           AND RELATED STOCKHOLDER MATTERS

           Until December 2001, the Company's Common Stock traded on the Nasdaq Small-Cap Market under the symbol CISC. Beginning in January of 2002, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol CISC. The high and low bid information for the last two fiscal years is as follows:

                                August 31        November 30       February 28         May 31
                             ---------------   ---------------   ---------------   ---------------
                              First Quarter    Second Quarter     Third Quarter    Fourth Quarter
                             ---------------   ---------------   ---------------   ---------------
                              Low      High     Low      High     Low      High     Low      High
                             ------   ------   ------   ------   ------   ------   ------   ------
Fiscal year ended
  May 31, 2002               $ .70    $ 1.06   $ .28    $  .80   $ .19    $  .74   $ .20    $  .25

Fiscal year ended
  May 31, 2001               $ .63    $ 1.25   $ .75    $ 1.19   $ .94    $ 1.19   $ .50    $ 1.13

           As of June 30, 2002, there were approximately 1,180 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date and the Company does not anticipate paying a dividend in the foreseeable future, as the Board of Directors intends to retain any earnings for use in the business. Any future determination of dividends will depend upon any dividend restrictions applicable to the Company, its financial condition, results of operations and such other factors as the Board of Directors deems relevant.


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

                                                          For the Year Ended May 31,
                                             ----------------------------------------------------
Period Data                                    2002       2001       2000       1999       1998
                                             --------   --------   --------   --------   --------
                                               (Dollars in thousands except per share amounts)
Total revenues                               $    354   $  1,272   $  8,465   $  8,797   $  6,347
Costs and expenses                              4,366      7,500     10,854     11,720      7,243
                                             --------   --------   --------   --------   --------
Loss from continuing operations before
  provision (benefit) for income taxes         (4,012)    (6,228)    (2,389)    (2,923)      (896)
Provision (benefit) for income taxes                -          -          -      5,448       (341)
                                             --------   --------   --------   --------   --------
Loss from continuing operations                (4,012)    (6,228)    (2,389)    (8,371)      (555)
Income (loss) from discontinued operations,
  net of taxes                                      -        743     (5,703)     1,544     (4,818)
                                             --------   --------   --------   --------   --------
Net loss                                     $ (4,012)  $ (5,485)  $ (8,092)  $ (6,827)  $ (5,373)
                                             ========   ========   ========   ========   ========
Basic and Diluted Net (Loss)
  Income Per Common Share:
-------------------------

(Loss) from continuing operations            $   (.72)  $  (1.00)  $  (0.36)  $  (1.21)  $  (0.08)
Income (loss) from discontinued operations          -       0.12      (0.85)      0.22      (0.69)
                                             --------   --------   --------   --------   --------
Net (loss)                                   $   (.72)  $  (0.88)  $  (1.21)  $  (0.99)  $  (0.77)
                                             ========   ========   ========   ========   ========

                                                              Year Ended May 31,
                                             ----------------------------------------------------
Balance Sheet Data                             2002       2001       2000       1999       1998
                                             --------   --------   --------   --------   --------
                                                            (Dollars in thousands)
Total assets                                 $  3,522   $  8,815   $ 14,253   $ 25,218   $ 39,861
Liabilities                                       529      1,413        672      3,142     10,901
Shareholders' equity                            2,993      7,402     13,581     22,076     28,960

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

                              RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUES

           For the three fiscal years ended May 31, 2002, total revenues decreased to $354,000 in fiscal 2002 from $1.3 million in fiscal 2001 and from $8.5 million in fiscal 2000. Equipment sales decreased to $-0- in fiscal 2002 from $633,000 in fiscal 2001, and from $4.7 million in fiscal 2000. With the discontinuation of lease originations in August 1999 and sale of a substantial portion of the portfolio in fiscal 2000, there were no equipment sales in fiscal 2002. The significant decrease (86.5%) in equipment sales during the fiscal year 2001 was due to the sale of the majority of computer equipment leases for $2.6 million to one lessee at the end of their lease term during the third and fourth quarters of fiscal 2000. The Company recorded a gain of $608,000, net of remarketing fees in the amount of $155,000 in fiscal 2000 for sales of previously leased computers. In August 1999, a substantial portion of the general equipment lease portfolio was sold for $1.7 million.

           Equipment rentals and income from direct financing leases decreased to $34,000 in fiscal 2002 from $110,000 in fiscal 2001 and from $3.0 million in fiscal 2000. The decreases are primarily attributable to the sale of the lease portfolio during the fiscal years 2001 and 2000.

           Interest, fees and other income decreased to $320,000 in fiscal 2002 from $529,000 in fiscal 2001, and from $750,000 in fiscal 2000. The decrease is the result of lower notes receivable and lower cash balances because of the funding of T1Xpert operations.

COSTS AND EXPENSES

           Total costs and expenses decreased to $4.4 million in fiscal 2002 from $7.5 million in fiscal 2001 and from $10.9 million in fiscal 2000. The decrease is a result of lower cost of sales incurred in the equipment leasing and sales business, and lower research and development expenses incurred by T1Xpert, offset by higher selling, general and administrative expenses. Cost of sales decreased to $-0- in fiscal 2002 from $1.0 million in fiscal 2001, and from $3.7 million in fiscal 2000. The decrease in 2001 is a direct result of the 86.5% decrease in sales between fiscal years 2001 and 2000. Cost of sales as a percentage of equipment sales for the fiscal years ended May 31, 2001 and 2000 was 158.8% and 79.6%, respectively. The increase in fiscal 2001 is due to certain losses on the sale of equipment.

           Depreciation of rental equipment decreased to $-0- in fiscal 2002 from $26,000 in fiscal 2001 and from $2.4 million in fiscal 2000. These decreases are due to a decrease in the amounts of owned rental equipment as a result of the sale of the leasing portfolio.

           Interest expense decreased to $-0- in fiscal 2002 from $5,000 in fiscal 2001 and from $16,000 in fiscal 2000. These variances reflect the changes in the average debt outstanding during the respective periods, and the repayment of the revolving loan agreement on June 21, 2001.

           Research and development expenses decreased to $1.7 million in fiscal 2002 from $2.8 million in fiscal 2001 which increased from $1.6 million in fiscal 2000. The decrease in fiscal 2002 was the result of the cessation of operations by T1Xpert in December 2001. The increase in fiscal 2001 was due to T1Xpert's development of its product as the Company assembled a marketing and business development program.

           Selling, general and administrative expenses increased to $2.5 million in fiscal 2002 from $2.0 million in fiscal 2001 and $2.4 million in fiscal 2000. In fiscal 2002 the increase in selling, general and administrative expenses was principally due to costs associated with restructuring of the Company's operations, increased professional fees and lease termination expense. The decrease in fiscal 2001 was principally due to cost containment efforts and staff reduction between the periods.

INCOME TAXES

           The Company's ability to realize any of its deferred tax assets is dependent on the Company generating future taxable earnings, the income taxes on which would be offset by the Company's NOL carryforwards. The NOL carryforwards resulted from the Company's emergence from bankruptcy pursuant to a chapter 11 plan of reorganization in November 1994. The Company provided a full valuation allowance for these deferred tax assets as of May 31, 2000, 2001 and 2002 since, in management's opinion, the future realizability of the deferred tax assets is uncertain in light of its actual operating results since reorganization. This action does not impair the availability of the NOL carryforwards to offset any future taxable earnings. The pre-reorganization NOL carryforwards expire during the years 2004 to 2010. Utilization of the pre-reorganization NOL carryforwards is limited to approximately $2 million per year. The Company periodically reviews the adequacy of the valuation allowance for NOL carryforwards and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

DISCONTINUED OPERATIONS

           In July 2000, the Company placed its commercial aircraft engine portfolio up for competitive bid with plans to exit the aviation business. The Company accounts for the aviation business as a discontinued operation. The Company recorded a provision for losses on the disposal of discontinued assets of $4,071,000 in the year ended May 31, 2000, relative to the disposal of CIS Air assets, including $2,679,000 representing estimated losses on sale of equipment, and other revenues and charges related to the discontinuance of the business unit.

           During the year ended May 31, 2001, in the opinion of management, there was further price erosion in the aviation industry relating to assets carried by CIS Air, and management recorded an additional provision for costs and expenses relative to the disposal of CIS Air's assets in the amount of $2.3 million, which includes an inventory valuation allowance of $735,276 and other revenue and charges related to the discontinuance of the business unit. As a result of the settlement of legal proceedings against Eastwind Airlines and UM Holding Inc. (the "Eastwind settlement"), a gain of $3.0 million was recorded by CIS Air which, when offset by the $2.3 million charge for costs as expenses, resulted in a gain of $743,000 on the disposal of discontinued assets. This gain is attributable to activities by CIS Air in connection with its leasing of engines and aircraft and is accordingly shown in the discontinued operations section of CIS Air's financial statements.

           As of May, 2002, the majority of the asset and recorded liabilities relating to the Air Group Business have been sold or settled. Therefore, any remaining assets or liabilities have not been accounted for as discontinued operations.

           A summary of the results of operations of the discontinued CIS Air business unit follows (in thousands):

                                                                     For the Year Ended May 31,
                                                                   ------------------------------
                                                                     2002       2001       2000
                                                                   --------   --------   --------
Revenues                                                           $      -   $  3,005   $  4,135
Costs and expenses                                                        -      2,262      5,767
                                                                   --------   --------   --------
      Income (loss) from discontinued operations                          -        743     (1,632)
      Loss on disposal of discontinued operations                         -          -     (4,071)
                                                                   --------   --------   --------
      Income (loss) before provision for income taxes                     -        743     (5,703)
      Provision for income taxes                                          -          -          -
                                                                   --------   --------   --------
      Net income (loss) from discontinued operations               $      -   $    743   $ (5,703)
                                                                   ========   ========   ========

EQUIPMENT LEASING BUSINESS

           In August 1999, the Company's subsidiary had sold a substantial portion of its remaining lease portfolio and ceased entering into new equipment leases. The Company has outsourced the administration of its remaining lease portfolio, the termination dates of which exceed one year. In October 2000, the Company sold all but one of the remaining equipment leases to the administrator. In May 2002, the remaining equipment lease was sold to the administrator for an immaterial amount.

                         LIQUIDITY AND CAPITAL RESOURCES

           Net cash provided by operations for the year ended May 31, 2002 was $348,000 as compared to net cash used in operations of $2.2 million for the year ended May 31, 2001 and $5.6 million for the year ended May 31, 2000; net cash used in continuing operations for the year ended May 31, 2002 was $3.4 million as compared to $2.9 million for the year ended May 31, 2001 and $3.4 million for the year ended May 31, 2000. Net cash provided by discontinued operations for the year ended May 31, 2002 was $3.8 million, as compared to net cash provided by discontinued operations for the year ended May 31, 2001 of $717,000 and net cash used in discontinued operations for the year ended May 31, 2000 of $2.2 million. For the year ended May 31, 2002, cash provided by discontinued operations was primarily due to the transfer of the discontinued operations assets to current operations. During the year ended May 31, 2001, the Company received proceeds, net of legal and other costs, of $3.0 million from the settlement of the Eastwind claim.

           Net cash used in investing activities for the year ended May 31, 2002 was $6,000 compared to net cash provided by investing activities of $1.2 million for the year ended May 31, 2001 and $3.8 million for the year ended May 31, 2000. The Company's sale of equipment generated no proceeds in the year ended May 31, 2002 as compared to $634,000 for the year ended May 31, 2001 and $4.7 million for the year ended May 31, 2000. The Company's investment in mortgage participation notes generated $1,000 in proceeds during the year ended May 31, 2002, as compared to $417,000 in proceeds during the year ended May 31, 2001 and disbursements of $336,000 from mortgage participation notes for the year ended May 31, 2000. In future periods cash flows from investing activities will depend on cash collections of the mortgage participation notes and other investments. The Company does not expect significant proceeds from equipment sales in future periods.

           Net cash used in financing activities for the year ended May 31, 2002 was $501,000, compared to $857,000 for the year ended May 31, 2001 and $447,000 for the year ended May 31, 2000. The decrease in cash used in fiscal 2002 was due to the November 20, 2000 transaction when the Company completed a repurchase of 607,158 shares of outstanding common stock from The Chase Manhattan Bank and its wholly owned subsidiaries. The reacquired shares represented 9.30% of the 6,527,344 shares then outstanding. The shares were purchased at $ .9882 per share, which was less than the market price.

           Cash used for financing activities for the year ended May 31, 2002 was primarily due to the December 26, 2001 transaction when the Company completed a repurchase of 100,800 shares of outstanding common stock from Mark Jaindl. On that same date, the Company completed a repurchase of 592,534 shares of common stock from Frederick J. Jaindl, the father of Mark Jaindl (together the "Jaindl Shares"). The reacquired shares represented approximately 12% of the issued and outstanding common stock of the Company. The shares were purchased for a total of $475,000 or $.685 per share, which was greater than the market price. In connection with the purchase of the Jaindl Shares, Mark and Frederick Jaindl were granted a 10% passive carried interest in T1Xpert which may result in additional amounts paid to the Jaindls if the Company makes cash distributions to shareholders in excess of $2,525,000. The Jaindls have agreed not to purchase any more shares of the Company. The Company and the Jaindls have executed mutual releases. The repurchase reduced the number of outstanding shares from 5,859,486 to 5,166,152.

           As of May 31, 2002, the Company had $1.4 million in cash and cash equivalents, as compared to $1.5 million at May 31, 2001 and $3.4 million at May 31, 2000. The Company established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility had a three-year term that expired in December 2000 and permitted borrowing equal to a percentage of the appraised value of the aircraft engines financed. The CIS Air Loan Facility bears interest at prime plus 1/4%. The facility was not renewed, but repayment had been extended beyond the original expiration date. Substantially all of the assets of CIS Air were pledged as collateral for the loan. At May 31, 2001, $765,542 of this facility was being utilized and was paid off in June 2001.

           As of May 31, 2002, approximately 1,936,000 shares had been repurchased by the Company at an aggregate cost of approximately $2,061,000.

           On August 26, 2002, the Board of Directors authorized the expenditure of an additional $100,000 for the repurchase of its common stock.

           The Company believes it has sufficient cash on hand to meet current anticipated administrative needs until various claims against the Company can be resolved. There can be no assurance that the Company's estimate as to the validity and valuation of the claims against the Company is accurate, in which case the Company may be unable to meet claims against it. This may result in the Company needing to sell off assets at distressed prices or liens filed against the Company also resulting in distressed asset sales or the Company seeking bankruptcy protection. Any such distressed asset sales may further diminish the Company's ability to meet its obligations.

           The Company does not have sufficient funds on hand to develop its T1Xpert products without the aid of a strategic alternative that will bring necessary funding to complete product development and marketing. Such strategic alternative may severely dilute the Company's interest in T1Xpert.

           The Company does not anticipate entering into financing arrangements with financial institutions, involving collateralizing and/or leveraging the Company's assets.

NEW ACCOUNTING PRONOUNCEMENTS

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

           In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of" and amends APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposed of a Segment of a Business." This statement develops one accounting model (based on the model in SFAS No. 121) for long-lived assets that are disposed of by sale, as well as addresses the principal implementation issues. SFAS No. 144 also expands the scope of discontinued operations and changes the disclosure requirement for discontinued operations. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect this standard to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

           The FASB recently issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to exit an Activity (including Certain Costs Incurred in a Restructuring)" and requires liabilities associated with exit and disposal activities to be recognized when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

           The Company is not exposed to material risks associated with interest rate changes. The Company does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At May 31, 2002 the Company did not have any outstanding debt.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Report of Independent Accountants - Current                                   17
Report of Independent Accountants - Predecessor                               18

Financial Statements:

   Consolidated Balance Sheets
      May 31, 2002 and 2001                                                   19

   Consolidated Statements of Operations
      Years ended May 31, 2002, 2001 and 2000                                 20

   Consolidated Statements of Shareholders' Equity
      Years Ended May 31, 2002, 2001 and 2000                                 21

   Consolidated Statements of Cash Flows
      Years Ended May 31, 2002, 2001 and 2000                              22-23

   Notes to the Consolidated Financial Statements                          24-38


Financial Statement Schedule:

   Schedule II - Valuation and Qualifying Accounts                            39

   All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index on page 16 present fairly, in all material respects, the consolidated financial position of Continental Information Systems Corporation and its subsidiaries (the "Company") at May 31, 2002, and the results of their operations and their cash flows for the year ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, on December 27, 2001, the Company ceased operations and ceased additional funding of T1Xpert. The Company is now considering various strategic alternatives without the use of additional Company funds to continue T1Xpert's product development. There is currently no demonstrated market for this product and the Company does not have any contracted clients which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





LAZAR LEVINE & FELIX LLP
New York, New York
August 5, 2002

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index on page 16 present fairly, in all material respects, the consolidated financial position of Continental Information Systems Corporation and its subsidiaries (the "Company") at May 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein for the two years ended May 31, 2001 when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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





PRICEWATERHOUSECOOPERS LLP
New York, New York
August 17, 2001

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

May 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                2002       2001
                                                                              --------   --------
ASSETS:
Current assets:
  Cash and cash equivalents                                                   $  1,386   $  1,545
  Accounts receivable (Note 4)                                                      33          5
  Notes receivable, net of allowance for doubtful accounts
    of $1,000 in 2002 and 2001                                                     747        747
  Investment in mortgage participation notes                                       197        201
  Restricted cash                                                                    -        900
  Other current assets                                                             208        189
  Net assets of discontinued operations (Note 3)                                     -      3,550
                                                                              --------   --------
       Total current assets                                                      2,571      7,137
                                                                              --------   --------
Property, plant and equipment, net (Note 6 and 8)                                   37        197
                                                                              --------   --------
Other assets:
  Notes receivable, net of current portion                                         577      1,064
  Real estate held for sale, net (Note 5)                                          337        367
  Other                                                                              -         50
                                                                              --------   --------
       Total other assets                                                          914      1,481
                                                                              --------   --------
       Total assets                                                           $  3,522   $  8,815
                                                                              ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other liabilities                                      $    529   $    513
  Loan guarantee                                                                     -        900
                                                                              --------   --------
       Total current liabilities                                                   529      1,413
                                                                              --------   --------
Commitment and contingencies (Note 12 and 13)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares
  issued 7,101,668 shares at
  May 31, 2002 and 2001 (Notes 9 and 10)                                            71         71
Additional paid-in capital                                                      35,233     35,129
Accumulated deficit                                                            (30,250)   (26,238)
                                                                                 5,054      8,962
Treasury stock, at cost:  1,935,516 shares at May 31, 2002 and
  1,217,782 shares at May 31, 2001 (Note 9)                                     (2,061)    (1,560)
                                                                              --------   --------
       Total shareholders' equity                                                2,993      7,402
                                                                              --------   --------
       Total liabilities and shareholders' equity                             $  3,522   $  8,815
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
In Thousands (Except Per Share Data)

Years Ended May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                     2002       2001       2000
                                                                   --------   --------   --------
REVENUES:
  Equipment sales                                                  $      -   $    633   $  4,671
  Equipment rentals                                                      30         76      2,747
  Income from direct financing leases                                     4         34        297
  Interest, fees and other income                                       320        529        750
                                                                   --------   --------   --------
                                                                        354      1,272      8,465
                                                                   --------   --------   --------
COSTS AND EXPENSES:
  Cost of sales                                                           -      1,005      3,718
  Depreciation of rental equipment                                        -         26      2,445
  Interest expense                                                        -          5         16
  Other operating expenses                                               97        189        612
  Loss on investments                                                    31      1,450          -
  Research and development                                            1,699      2,795      1,611
  Selling, general and administrative expenses                        2,539      2,030      2,452
                                                                   --------   --------   --------
                                                                      4,366      7,500     10,854
                                                                   --------   --------   --------
       Loss from continuing operations before
         provision for income taxes                                  (4,012)    (6,228)    (2,389)

  Provision for income taxes (Note 11)                                    -          -          -
                                                                   --------   --------   --------
       Loss from continuing operations                               (4,012)    (6,228)    (2,389)
                                                                   --------   --------   --------
  Discontinued operations (Note 3):
    (Loss) from discontinued operations                                   -          -     (1,632)
    Gain (loss) on disposal of discontinued
      operations, net of income taxes                                     -        743     (4,071)
                                                                   --------   --------   --------
                                                                          -        743     (5,703)
                                                                   --------   --------   --------
       Net loss                                                    $ (4,012)  $ (5,485)  $ (8,092)
                                                                   ========   ========   ========
Basic and diluted net loss per share (Note 10):
  Loss from continuing operations                                  $   (.72)  $  (1.00)  $  (0.36)
  Income (loss) from discontinued operations                              -       0.12      (0.85)
                                                                   --------   --------   --------
       Net loss per share                                          $   (.72)  $  (0.88)  $  (1.21)
                                                                   ========   ========   ========
Weighted average number of shares
  of common stock outstanding                                        5,596      6,222      6,696
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
In Thousands (Except Number of Shares)

Years Ended May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                             Common               Additional                            Treasury
                             Shares      Common     Paid-In   Accumulated  Treasury      Common
                             Issued       Stock     Capital     Deficit       Stock      Shares
                            ---------   --------   --------    --------    --------    ----------

                            1,000,000   $(10,000   $(10,000    $(10,000    $(10,000    (1,000,000)
                            ---------   --------   --------    --------    --------    ----------
Balance - May 31, 1999      7,101,668   $     71   $ 35,129    $(12,661)   $   (463)     (216,824)
  Net loss                          -          -          -      (8,092)          -             -
  Acquisition of treasury
    shares                          -          -          -           -        (403)     (308,600)
                            ---------   --------   --------    --------    --------    ----------
Balance - May 31, 2000      7,101,668         71     35,129     (20,753)       (866)     (525,424)
  Net loss                          -          -          -      (5,485)          -             -
  Acquisition of treasury
    shares                          -          -          -           -        (694)     (692,358)
                            ---------   --------   --------    --------    --------    ----------
Balance - May 31, 2001      7,101,668   $     71   $ 35,129    $(26,238)   $ (1,560)   (1,217,782)
  Net loss                          -          -          -      (4,012)          -             -
  Acquisition of treasury
    shares                          -          -          -           -        (501)     (717,734)
  Fair value of officers'
    compensation                    -          -        104           -           -             -
                            ---------   --------   --------    --------    --------    ----------
Balance - May 31, 2002      7,101,668   $     71   $ 35,233    $(30,250)   $ (2,061)   (1,935,516)
                            =========   ========   ========    ========    ========    ==========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands

Years Ended May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                     2002       2001       2000
                                                                   --------   --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $ (4,012)  $ (5,485)  $ (8,092)
  Less:  gain (loss) from discontinued operations                         -        743     (5,703)
                                                                   --------   --------   --------
       Loss from continuing operations                               (4,012)    (6,228)    (2,389)
                                                                   --------   --------   --------
  Adjustments to reconcile loss from continuing operations
   to net cash provided by (used in) operating activities:
    (Gain) loss on sale of equipment                                      -        372       (953)
    Loss on disposal of fixed assets                                     48          -          -
    Loss on investments                                                  31      1,450          -
    Depreciation and amortization expense                                99        130      2,850
    Fair value of officers' compensation                                104          -          -
    Effect on cash flows of changes in:
      Net accounts receivable                                           (29)     1,090     (1,002)
      Notes receivable                                                  488        328        638
      Inventory                                                           -          -          -
      Other assets                                                      110        (10)      (241)
      Accounts payable and other liabilities                           (266)         4        (48)
      Deferred lease revenue                                              -          -     (2,378)
      Other                                                               -          -        123
                                                                   --------   --------   --------
                                                                        585      3,364     (1,011)
                                                                   --------   --------   --------
       Net cash used in continuing operations                        (3,427)    (2,864)    (3,400)

       Net cash provided by (used in)
         discontinued operations                                      3,775        717     (2,220)
                                                                   --------   --------   --------
       Net cash provided by (used in) operating activities              348     (2,147)    (5,620)
                                                                   --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                         -        634      4,671
  Purchase of rental equipment                                            -          -       (158)
  Purchase of property and equipment                                     (7)       (15)       (10)
  Collections of rentals on direct financing leases, net of
    amortization of unearned income                                       -        131        566
  Proceeds of (investment in) mortgage participation notes                1        417       (336)
  Restricted cash                                                         -          -       (900)
                                                                   --------   --------   --------
       Net cash provided by (used in) investing activities               (6)     1,167      3,833
                                                                   --------   --------   --------

--------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
In Thousands

Years Ended May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                     2002       2001       2000
                                                                   --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from lease, bank and institution financings             $      -   $      -   $    205
  Payments on lease, bank and institution financings                      -       (163)      (249)
  Purchase of treasury stock                                           (501)      (694)      (403)
                                                                   --------   --------   --------
       Net cash used in financing activities                           (501)      (857)      (447)
                                                                   --------   --------   --------
       Net decrease in cash and cash equivalents                       (159)    (1,837)    (2,234)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                   1,545      3,382      5,616
                                                                   --------   --------   --------
  End of year                                                      $  1,386   $  1,545   $  3,382
                                                                   ========   ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest                                           $      -   $      5   $     16
                                                                   ========   ========   ========

SUPPLEMENTAL SCHEDULE OF
  NONCASH ACTIVITIES:
  Inventory arising from transfers of
    equipment that came off-lease                                  $      -   $    685   $      -
                                                                   ========   ========   ========
  Transfer of inventory from discontinued
    operations to other assets                                     $     52   $      -   $      -
                                                                   ========   ========   ========
  Transfer of other assets from discontinued
    operations to other assets                                     $      5   $      -   $      -
                                                                   ========   ========   ========
  Transfer of payable from discontinued
    operations to accounts payable                                 $   (282)  $      -   $      -
                                                                   ========   ========   ========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

1.    Summary of Significant Accounting Policies
      ------------------------------------------

           Nature of Operations
           --------------------

           Continental Information Systems Corporation is a New York Corporation that was organized in 1968. Together with its subsidiaries (the "Company") it was a specialized financial services company that engaged in the leasing, sales and management of commercial aircraft and engines, among other assets, and was also engaged in other financing activities, including commercial real estate financing. In August 1999, the Company ceased entering into new equipment leases and sold a substantial portion of its remaining lease portfolio. Since then, the Company has disposed of the balance of its remaining lease portfolio. In July 2000 the Company's subsidiary, CIS Air Corporation, exited the aviation business.

           On August 8, 1999, the Company changed its focus to the development and commercialization of a Web-enabled electronic securities processing software platform which would use proprietary technology and adapt to changes in the securities industry including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1." The subsidiary that was formed to engage in this line of business is T1Xpert Corp. ("T1Xpert").

           T1Xpert had been developing a suite of middle and back office brokerage products and solutions. The products and solutions were designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for T+1. The Company's product development strategy was to develop T1Xpert incrementally, with a series of independent products that, in total, would constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product was designed to build on the functions and infrastructure of the previous products. Under funding approved by the Board of Directors, T1Xpert has expended approximately $6.2 million from its inception in August 1999 through May 31, 2002.

           The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U.S. securities industry and T1Xpert. T1Xpert had begun work on a software development project for a global investment bank at the bank's premises (where T1Xpert maintained a satellite office) located in the immediate vicinity of the World Trade Center prior to September 11, 2001. This project was canceled as a result of the events of September 11, 2001. In addition, due to security and safety measures taken by federal, state and city authorities in lower Manhattan where the Company's offices were located at that time, T1Xpert had to suspend all software development work for approximately two weeks while still having to meet its payroll obligations. During this two-week period, communication with T1Xpert's offices was severely compromised. September 11, 2001 resulted in many companies delaying their timetable for implementation of T+1. At the same time, the ability of the Company to obtain necessary financing during the economic environment post-September 11, 2001 has been greatly hampered.

           To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed. On December 27, 2001, the remaining 10 employees were furloughed. On June 20, 2002 the CEO of the Company resigned. Under a consulting agreement entered into on that same date, he continues to provide consulting services to the Company as it seeks strategic alternatives for T1Xpert.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

           Cash and Cash Equivalents
           -------------------------

           Cash and cash equivalents include checking and money market accounts and short term commercial paper with financial institutions having original maturities of 90 days or less.

           Restricted Cash
           ---------------

           Restricted cash comprised funds on deposit for two letters of credit hypothecated to one United States bank and one Israeli bank which guarantee a loan made to an unrelated high technology company. In connection with this loan guarantee, the Company received warrants to purchase stock in the high technology company. The Company has valued these warrants at zero as the high technology company has ceased operations. During the year ended May 31, 2001, the Company provided a liability against the full value of the restricted cash. In July 2001, the letters of credit were called and the restricted cash was used to satisfy such demand. Accordingly, at May 31, 2001, the Company recorded a loss in the amount of such guarantee payments.

           Reclassification
           ----------------

           In years prior to May 31, 2002, the Company had active leases and believed that an unclassified balance sheet more appropriately reflected its leasing activities. In light of the Company's cessation of leasing operations, the Company believes a classified balance sheet reflects its current status. Accordingly, the consolidated balance sheet as of May 31, 2002 has been prepared in a classified format and the prior year's balance sheet has been presented in a classified format for comparability.

           Concentration of Credit Risk
           ----------------------------

           Financial instruments which potentially subject the Company to credit risk consist principally of cash with financial institutions and notes receivable. The Company maintains cash deposits with major banks and financial institutions which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. At May 31, 2002, cash in excess of FDIC limits amounted to approximately $1.2 million.

           Of the Company's notes receivable balance of $1.32 million, $1.12 million is owed by one customer in the aviation business. Thus, the Company is directly affected by the financial condition of this company and the airline industry in general. The credit risk associated with this customer is somewhat mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default. The value of the collateral is estimated to be below the carrying value of the note.

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

           Lease Accounting Policies
           -------------------------

           Statement of Financial Accounting Standards No. 13 requires that a lessor account for each lease by the direct financing method, sales-type method or operating method. At May 31, 2002, the Company had no direct financing and operating leases. At May 31, 2001, the Company's such leases were considered immaterial. At the end of the lease term, the recorded residual value of equipment under direct financing leases is reclassified to rental equipment and is depreciated over its estimated remaining useful life if the related asset is released.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

           Write Downs
           -----------

           At May 31, 2001, the Company wrote off a note receivable from a wireless technology company of approximately $426,000 due to the investee's significant cash flow deficiencies.

           Property, Plant and Equipment
           -----------------------------

           Property, plant and equipment are recorded at cost and are being depreciated using the straight-line method over the estimated useful lives of such assets. Leasehold improvements were depreciated over three to seven years being the lesser of the lease term or useful life of the asset. Computer equipment and software is depreciated over three to five years and furniture, fixtures and office equipment over seven years and aircraft engines over seven years from the date of purchase.

           Income Taxes
           ------------

           The Company accounts for income taxes under the asset and liability method required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires the recording of deferred tax assets and liabilities for the future tax effects of temporary differences between the bases of all assets and liabilities for financial reporting purposes and tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if reassessment indicates that it is more likely than not that the benefits will be realized. A valuation allowance for the full amount of deferred tax assets was provided for in income tax expense in 2002, 2001 and 2000.

           Net Income (Loss) Per Share
           ---------------------------

           Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net loss per share for the fiscal years ended May 31, 2002, 2001 and 2000, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of May 31, 2002, the Company

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

had issued and outstanding options to purchase 158,283 shares of common stock (see Note 10). The effect of these options is antidilutive and was not included in the computation of diluted net income (loss) per share.

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

           Research and Development Expenditures
           -------------------------------------

           Research and development expenditures in connection with the development of the Internet-enabled electronic securities processing software platform are expensed as incurred. When the Company enters a production environment and technological feasibility is achieved, future capital costs will be capitalized in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."


2.    T1Xpert Corp.
      -------------

           In August 1999, the Company changed its focus to the development and commercialization of a Web-enabled electronic securities processing software platform using proprietary technology. This technology was intended to adapt to changes in the securities industry, including operational changes related to increased volume, the ability to effect trades through the Internet, Electronic Crossing Networks, decimalization, expanded trading hours, various rule changes and the shift from settling trades in three days to settling trades in one day. This latter shift is commonly referred to as "T+1." The subsidiary that was formed to engage in this line of business is T1Xpert Corp. ("T1Xpert").

           T1Xpert had begun developing a suite of middle and back office brokerage products and solutions. The products and solutions were designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for T+1. The Company's product development strategy was to develop T1Xpert incrementally, with a series of independent products that, in total, would constitute a full real-time straight through transaction processing, balancing, and risk-management system. Each product was designed to build on the functions and infrastructure of the previous products. T1Xpert expended approximately $6.2 million from its inception in August 1999 through May 31, 2002.

           Prior to September 11, 2001, T1Xpert had begun work on a software development project for a global investment bank at the bank's premises (where T1Xpert maintained a satellite office) located in the immediate vicinity of the World Trade Center. This project was canceled as a result of the terrorist attacks of September 11, 2001 against the United States of America which had a negative effect on the U.S. securities industry and T1Xpert. In addition, due to security and safety measures taken by federal, state and city authorities in lower Manhattan, where the Company's offices were located at that time, T1Xpert had to suspend all software development work for approximately two weeks. During this two-week period, communication with T1Xpert's offices was severely compromised.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

           To conserve cash, on September 24, 2001, 9 employees of T1Xpert were furloughed. The Company made claims under its existing policies of insurance for compensation to continue operations. The Company believed it had sufficient coverage to allow it to continue development and installation under its existing contract had it received sufficient insurance proceeds. Despite intensive efforts to collect under its policies the insurance companies made no payments.

           On December 27, 2001, the Company ceased active operations and additional funding of product development at T1Xpert for several reasons. The Company's contract with the global investment bank was delayed and subsequently cancelled due to the events of September 11th. Despite this, T1Xpert intended to continue product development and seek a replacement investment banking customer. However, the ability of the Company to obtain necessary financing during the economic environment post-September 11, 2001 was greatly hampered. The Company made claims under its existing policies of insurance for compensation in order to continue operations. The Company believed it had sufficient coverage to allow it to continue development and installation under its existing contract and sufficient funding to locate a substitute investment banking customer to replace the cancelled contract had it received sufficient insurance proceeds. Efforts to date to collect under the Company's insurance policies have been unsuccessful. The Company continues to pursue its claims under its insurance policies and has filed a lawsuit against its insurer. No assurance can be given that such efforts will be successful.

           On December 27, 2001, the remaining 10 employees were furloughed. On June 20, 2002 the CEO of the Company resigned. Under a consulting agreement entered into on that same date he continues to provide consulting services to the Company as it seeks strategic alternatives for T1Xpert.

           Risks and Uncertainties
           -----------------------

           On December 27, 2001, the Company was forced to suspend active operations and ceased additional funding of T1Xpert. The Company is now considering various strategic alternatives without the use of additional Company funds to continue T1Xpert's product development. These alternatives include the sale of T1Xpert or finding a strategic partner to undertake commercialization of T1Xpert's products. Although the product still needs further development, the original development team has been disbanded, thus there is no client currently scheduled to use the product. Therefore, a sale would likely be of limited value. Potential strategic partners would ideally need to have the ability to continue development and would most likely require that a client be found for the product before being willing to invest. To date T1Xpert has not found a client willing to be a beta client on terms favorable to T1Xpert. T1Xpert is further hampered in its marketing efforts as a result of its cessation of activities and lack of marketing personnel. If T1Xpert is successful in finding a strategic partner, it will likely result in a substantial dilution of the Company's interest in T1Xpert. While the Company has been pursuing these alternatives, to date it has been unsuccessful. There can be no assurance that the Company will be successful in any of its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

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

           During the year ended May 31, 2001, in the opinion of management, there was further price erosion in the aviation industry relating to assets carried by CIS Air and management recorded an additional provision relative to the disposal of CIS Air's assets in the amount of $2.2 million, which includes an inventory valuation allowance of $735,276. As a result of the settlement of legal proceedings against Eastwind Airlines and UM Holding Inc. (the "Eastwind settlement"), a gain of $3.0 million was recorded by CIS Air. This gain is shown in the discontinued operations section of the Company's financial statements.

           As of May, 2002, the majority of the assets and liabilities relating to the Air Group Business have been sold or settled.

           The Company had a revolving loan agreement (the "CIS Air Loan facility") with an institution to provide lease and inventory financing for aircraft engines for CIS Air, in the amount of $10,000,000. The CIS Air Loan facility had a three-year term and permitted borrowings equal to a percentage of the appraised value of the aircraft engines financed. Substantially all of the assets of CIS Air were pledged as collateral for the CIS Air Loan facility. At May 31, 2001, $765,542 of the CIS Air Loan facility was being utilized. The CIS Air Loan facility bore interest at prime plus .25% (7.25% and 9.75% at May 31, 2001 and 2000, respectively) and expired in December 2000. The Company arranged for several extensions of the CIS Air Loan facility so as to allow sufficient time for an orderly paydown. The Company paid interest related to the CIS Air Loan facility of $199,516 and $619,000 in fiscal 2001 and 2000, respectively. Proceeds of sale were used to permanently pay down the CIS Air Loan facility. On June 21, 2001, the CIS Air Loan facility was completely repaid.

           The Consolidated Balance Sheet and Statements of Operations for all periods presented have been reclassified to report the results of discontinued operations separately from those of continuing operations. The income (loss) from and net assets of discontinued operations reflected on the accompanying Consolidated Financial Statements consist of the following (in thousands):

                                                                        Year Ended May 31,
                                                                  ------------------------------
                                                                    2002       2001       2000
                                                                  --------   --------   --------
      Revenues                                                    $      -   $      -   $  4,135
      Costs and expenses                                                 -          -      5,767
                                                                  --------   --------   --------

          Income (loss) from discontinued operations                     -          -     (1,632)

      (Loss) gain on disposal of discontinued operations                 -        743     (4,071)*
                                                                  --------   --------   --------

          Income (loss) before provision for income taxes                -        743     (5,703)

      Provision for income taxes                                         -          -          -
                                                                  --------   --------   --------

          Net income (loss) from discontinued operations          $      -   $    743   $ (5,703)
                                                                  ========   ========   ========

      * The principal components of this balance are $2,679 representing loss on the sale of remaining equipment and $1,257 representing expenses during the wind-down.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

                                                                                    May 31,
                                                                             -------------------
                                                                               2002        2001
                                                                             --------   --------
      Assets:
        Cash and cash equivalents                                            $      -   $  3,066
        Accounts receivable                                                         -        660
        Inventory, net                                                              -        745
        Net investment in direct financing leases                                   -        250
        Rental equipment                                                            -          -
        Other assets                                                                -        119
                                                                             --------   --------
            Total assets                                                            -      4,840
                                                                             --------   --------
      Liabilities:
        Accounts payable and costs of discontinuance                                -        524
        Other liabilities                                                           -          -
        Note payable to institution                                                 -        766
                                                                             --------   --------
      Total liabilities                                                             -      1,290
                                                                             --------   --------
      Net assets of discontinued operations                                  $      -   $  3,550
                                                                             ========   ========

4.    Accounts Receivable
      -------------------

           At May 31, 2002, accounts receivable include $19,500 due from a lessee pursuant to the sale of equipment in the fourth quarter. The receivable was collected in June 2002.


5.    Real Estate Held for Sale
      -------------------------

           On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term financing for commercial real estate transactions. At May 31, 2002, the Company's sole remaining investment in such transactions was approximately $336,585, net of a reserve for loss on investment of $153,149. During the year ended May 31, 2001, the underlying property was foreclosed and is therefore included in real estate held for sale on the accompanying balance sheet.


6.    Net Investment In Direct Financing Leases (See also Note 9)
      -----------------------------------------

           The components of the net investment in direct financing leases as of May 31 are as follows (in thousands):

                                                                     2001
                                                                   --------
            Minimum lease payments receivable                      $     25
            Less:
              Unearned income                                            (4)
              Write off                                                 (21)
                                                                   --------
                  Net investment in direct
                   financing leases                                $      -
                                                                   ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

7.    Rental Equipment (See also Note 9)
      ----------------

           Rental equipment consists of the following as of May 31 (in thousands):

                                                                     2001
                                                                   --------
            Printing equipment                                     $     84
            Less accumulated depreciation                               (64)
                                                                   --------
                                                                   $     20
                                                                   ========

           Rental equipment in 1999 included $4.1 million of computer equipment under two-year, prepaid leases. The leases expired in April 2000. The underlying equipment was sold to the lessee for $2.2 million as of May 31, 2000. The Company recognized a net gain thereunder of approximately $608,000.


8.    Property, Plant and Equipment
      -----------------------------

           Property, plant and equipment consist of the following as of May 31 (in thousands):

                                                          2002       2001
                                                        --------   --------
            Leasehold improvements                      $      -   $    129
            Computer equipment and software                  254        355
            Furniture, fixtures and office equipment           -         19
                                                        --------   --------
                                                             254        503
            Less accumulated depreciation                    217       (326)
                                                        --------   --------
                                                        $     37   $    177
                                                        ========   ========

9.    Common Stock
      ------------

           Each share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. The Company does not anticipate the payment of dividends on the common stock for the foreseeable future.

           On December 26, 2001 the Company completed a repurchase of 100,800 shares of outstanding common stock from Mark W. Jaindl. On that same date, the Company completed a repurchase of 592,534 shares of common stock from Frederick
J. Jaindl, the father of Mark W. Jaindl (together the "Jaindl Shares"). The reacquired shares represented approximately 12% of the issued and outstanding common stock of the Company. The shares were purchased for a total of $475,000 or $.685 per share, which was greater than the market price. In connection with the purchase of the Jaindl Shares, Mark and Frederick Jaindl were granted a 10% passive carried interest in T1Xpert which may result in additional compensation to the Jaindls if the Company makes cash distributions to shareholders in excess of $2,525,000. The Jaindls have agreed not to purchase any more shares of the Company. The Company and the Jaindls have executed mutual releases.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

           The repurchase was approved by the Company's Board of Directors at a regularly scheduled meeting held on the same date.

           Pursuant to an odd lot repurchase program established by the Company in prior years, the Company repurchased from time to time additional shares of its common stock up to a balance of $500,000 remaining after the odd lot program. In February 1999, the Company announced that its Board of Directors had authorized the expenditure of an additional $500,000 for the repurchase of its common stock. As of May 31, 2002, approximately 1,936,000 shares (including the Chase and Jaindl shares) had been repurchased by the Company at an aggregate cost of approximately $2,061,000. Subject to approval from the Board of Directors, the Company may repurchase the additional shares at prevailing prices in the open market or in negotiated or other transactions. The Company will hold all repurchased shares of common stock in its treasury.

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

                    (In thousands, except per share amounts)

                                                       2002       2001       2000
                                                     --------   --------   --------
        Net loss                  - as reported      $ (4,012)  $ (5,485)  $ (8,092)
                                  - pro forma        $ (4,015)  $ (5,507)  $ (8,174)

        Basic and diluted
          net loss per share      - as reported        $ (.72)    $ (.88)    $(1.21)
                                  - pro forma          $ (.72)    $ (.89)    $(1.22)

           The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2002       2001       2000
                                                     --------   --------   --------
        Risk-free interest rate                         -%        5.4%        5.4%
        Expected life (months)                          -        48          60
        Expected volatility                             -%       68%         58%
        Expected dividend yield                         -         -           -

           The weighted-average grant date fair values of options granted during fiscal 2001 and 2000 were $.58 and $.61 per share, respectively. There were no options granted in fiscal 2002.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

           A summary of the status of the 1995 Plan as of May 31, 2000, 2001 and 2002, and changes during the years ending on those dates is presented below:

                                                                    Weighted
                                                                     Average
                                                                    Exercise
                                                        Number of   Price Per
                                                         Options     Option
                                                        ---------   ---------
        Outstanding at
          May 31, 1999 (298,008 exercisable)             421,674     $ 2.18
        Granted                                           13,280     $ 1.40
        Exercised                                              -       -
        Forfeited/expired                               (119,671)    $ 2.10
                                                        ---------   ---------
        Outstanding at
          May 31, 2000 (302,003 exercisable)             315,283     $ 2.18
        Granted                                           15,000     $ 1.06
        Exercised                                              -       -
        Forfeited/expired                               (107,667)    $ 2.19
                                                        ---------   ---------
        Outstanding at
          May 31, 2001 (207,616 exercisable)             222,616     $ 2.09
        Granted                                                -       -
        Exercised                                              -       -
        Forfeited/expired                                (67,666)    $ 2.27
                                                        ---------   ---------
        Outstanding at
          May 31, 2002 (154,950 exercisable)             154,950     $ 2.02
                                                        ========

           The following table summarizes information about stock options outstanding at May 31, 2002:

                           Options Outstanding           Options Exercisable
                    --------------------------------    --------------------
                                Weighted-
                                 Average
                                Remaining
        Exercise    Number of  Contractual  Exercise    Number of   Exercise
         Prices      Options       Life      Price       Options     Prices
        --------    --------    --------    --------    --------    --------
        $ 3.00         9,337                $ 3.00         9,337    $ 3.00
          2.38        33,333                  2.38        33,333      2.38
          2.25        25,000                  2.25        25,000      2.25
          2.00        50,000                  2.00        50,000      2.00
          1.59         9,000                  1.59         9,000      1.59
          1.56         4,280                  1.56         4,280      1.56
          1.32         9,000                  1.32         9,000      1.32
          1.0625      15,000                  1.0625      15,000      1.0625
                     -------                             -------
        Total        154,950                             154,950
                     =======                             =======

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

Board of T1Xpert. Option grants expire ten years from date of grant, or upon termination of the employee's employment with T1Xpert.

           As of May 31, 2002 stock option grants representing 1,642,500 shares had been issued to employees at an option price of $0.0675 per share under the T1X 2000 Plan. During the year ended May 31, 2002, 1,142,500 options were forfeited/ expired with a weighted average exercise price of $0.0675 per share. As of May 31, 2002 there were 500,000 options outstanding at an option price of $0.0675. The T1X 2000 Plan is immaterial to the earnings of the Company.


11.   Income Taxes
      ------------

           The components of the provision (benefit) for income taxes from continuing and discontinuing operations are as follows (in thousands):

                                           Year Ended May 31,
                                    --------------------------------
                                      2002        2001        2000
                                    --------    --------    --------
    Current
      Federal                       $      -    $      -    $      -
      State                                -           -           -
                                    --------    --------    --------
                                           -           -           -
    Deferred                          (2,112)       (102)     (2,176)
    Valuation allowance                2,112         102       2,176
                                    --------    --------    --------
                                    $      -    $      -    $      -
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

           A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):

                                           Year Ended May 31,
                                      2002        2001        2000
                                    --------    --------    --------
    U.S. federal statutory rate
      applied to pretax (loss)
      income from continuing
      operations                    $ (1,605)   $ (2,180)   $   (836)
    State income taxes, net of
      federal benefit                      -           -           -
    Other, principally temporary
      differences                       (507)      2,078      (1,340)
    Change in the valuation
      allowance                        2,112         102       2,176
                                    --------    --------    --------
                                    $      -    $      -    $      -
                                    ========    ========    ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

           The income tax effect of the significant temporary differences and carry-forwards which give rise to deferred tax assets (liabilities) are as follows as of May 31 (in thousands):

                                      2002        2001        2000
                                    --------    --------    --------
    Assets
      Net operating loss            $ 22,953    $ 19,204    $ 17,525
      Prepaid lease revenue                -           -         184
      Discontinued operations            297       1,547       1,178
      Deferred expenses                  848           -           -
      Other                              232           2         331
      Leased assets                        -       1,465       2,898
      Valuation allowance            (24,330)    (22,218)    (22,116)
                                    --------    --------    --------
                                    $      -    $     -     $      -
                                    ========    ========    ========

           A full valuation allowance was provided for such deferred tax assets since, in management's opinion, the realizability of such assets was uncertain in light of the Company's actual operating results since reorganization. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized. As of May 31, 2002, the Company had net operating loss carry-forwards for future taxable income in the amount of approximately $57,381,000 which will expire from 2005 - 2021. Such net operating capital loss carry forwards are subject to annual limitations as to use. Further in the event of a change of control, as defined, the operating losses can be substantially eliminated.


12.   Employee Benefit Plans
      ----------------------

           The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 6% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Employees generally became eligible to participate in the plan after the completion of one full year of employment. Matching and discretionary contributions made by the Company vest over a five-year period. Matching Company contributions to the plan for the fiscal years ended May 31, 2002, 2001 and 2000, were $18,500, $26,000 and
$26,000, respectively. The Company made no discretionary contribution.


13.   Commitments and Contingencies
      -----------------------------

           Rental Commitments
           ------------------

           On February 26, 2002, the Company entered into a lease termination agreement with its landlord for the remaining three years of its lease rental obligations. This agreement released the Company from its lease obligation on the premises. Such obligation was estimated to be $501,000 of base rent plus additional utilities and operating expenses. In connection with this agreement, the Company incurred a loss on disposal of fixed assets in the amount of $48,000, incurred two months rental expense and incurred estimated moving costs of approximately $23,000. The Company is temporarily leasing space on a month to month basis from Oscar Gruss & Son Incorporated ("OGSI"), a shareholder of the Company as sublessee under OGSI's lease agreement. OGSI was able to provide a build out office for immediate occupancy which enabled the Company to be in a position to surrender its old office premises, resulting in substantial savings while allowing it to move its operations and store its T1Xpert technology without significant disruption. The Company is subject to conditions existing under OGSI's lease, including the possibility that should OGSI terminate its lease, the Company would be forced to find new office space. In the opinion of management, the lease terms with OGSI are more favorable than exist in the open marketplace.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

           Contingencies
           -------------

           Legal Proceedings

           On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000 plus punitive damages of $2,300,000, or in the alternative an order requiring CIS Air to repurchase the engine from Dallas. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. Extensive discovery has been completed and the case is ready for trial. In December 2001, CIS Air filed a motion for summary judgment seeking dismissal of all claims. No decision on this motion has yet been made.

           On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas Aerospace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The parties settled their lawsuit under the joint venture agreement, but left open all issues related to the Dallas matter.

           On March 7, 2000 CIS Air filed suit against Express One International, Inc. ("Express One"), a Delaware corporation, in the Supreme Court, State of New York, County of New York. The suit seeks damages of approximately $118,000 in unpaid rent and repair charges. Express One filed for bankruptcy in March 2002 shortly after CIS filed its motion for summary judgment. An automatic stay in connection with the bankruptcy proceeding prevents further action at this time. CIS Air intends to file a claim in the bankruptcy court action against Express One.

           In July 2001 CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS Air aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and is seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. The suit is in the discovery stage of litigation.

           The Bankruptcy Trustee in the bankruptcy case of Sky Trek International, a former lessee of aircraft engines of CIS Air, has filed a claim against CIS Air seeking to obtain the return of $116,000 in security deposits on two aircraft engines that were returned to CIS Air prior to the lease expirations. CIS Air is opposing this demand and has asserted counterclaims in excess of the amount of the security deposit.

           On June 3, 2002 the Company commenced an action in the Southern District of New York against its insurer, Federal Insurance Company, seeking reimbursement for losses under its insurance policy associated with the September 11, 2001 terrorist attack in downtown Manhattan. The case is in its early stages.

            The Company commenced an action against a former lessee of equipment and two guarantors for non-payment of lease payments owed. The Company obtained a judgment and is pursuing recovery against one of the guarantors. The second guarantor has filed for bankruptcy and there is no assurance of the amount, if any, that will be recovered from the non-bankrupt guarantor.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------

           Tax Claims

           Various State and City Taxing jurisdictions have from time to time asserted tax claims against the Company. In June 2002 substantial additional claims were asserted against the Company by a taxing jurisdiction. The Company is vigorously defending these claims, but there can be no assurance that the Company will prevail. The Company is also under examination by other taxing jurisdictions the results of which cannot be predicted at this time. The Company, due to the wind down of its operating businesses, has been filing final returns in various tax jurisdictions as well as withdrawing from doing business in such states. This may precipitate examinations of the Company's tax liabilities in such jurisdictions. While the Company on a consolidated basis may have been unprofitable during recent years, certain subsidiaries of the Company may have been profitable. Further, certain taxes are imposed without regard to income or profitability. The Company is also undergoing certain examinations of its returns for which no determination or claim has yet to be asserted.


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

           SECURITIES PROCESSING SOFTWARE BUSINESS: The product is being designed as an electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the financial market place. On December 27, 2001, the Company ceased daily operations and ceased additional funding of T1Xpert. The Company is now considering various strategic alternatives without the use of additional Company funds to continue T1Xpert's product development.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


                               Operating Segments
                                 (In thousands)

                                                          2002       2001       2000
                                                        --------   --------   --------
Revenues
T1Xpert segment                                         $      -   $     50   $      -
Equipment leasing segment                                     34        743      7,960
Corporate and other                                          320        479        505
                                                        --------   --------   --------
Consolidated                                            $    354   $  1,272   $  8,465
                                                        ========   ========   ========

Operating income (loss)
T1Xpert segment                                         $ (1,701)  $ (2,740)  $ (1,611)
Equipment leasing segment                                     29       (283)     1,091
Corporate and other                                       (2,340)    (3,200)    (1,853)
                                                        --------   --------   --------
Consolidated                                            $ (4,012)  $ (6,223)  $ (2,373)
                                                        ========   ========   ========

Interest expenses
T1Xpert segment                                         $      -   $      -   $      -
Equipment leasing segment                                      -          -         16
Corporate and other                                            -          5          -
                                                        --------   --------   --------
Consolidated                                            $      -   $      5   $     16
                                                        ========   ========   ========

Loss from continuing operations
T1Xpert segment                                         $ (1,701)  $ (2,740)  $ (1,611)
Equipment leasing segment                                     29       (288)     1,075
Corporate and other                                       (2,340)    (3,200)    (1,853)
                                                        --------   --------   --------
Consolidated                                            $ (4,012)  $ (6,228)  $ (2,389)
                                                        ========   ========   ========

Depreciation and amortization
T1Xpert segment                                         $      -   $      -   $      -
Corporate and other                                           99        126      2,445
                                                        --------   --------   --------
Consolidated                                            $     99   $    126   $  2,445
                                                        ========   ========   ========

Identifiable assets
T1Xpert segment                                         $      -   $      -   $      -
Equipment leasing segment                                      -         20      2,283
Corporate and other                                        3,522      8,795     11,970
                                                        --------   --------   --------
Consolidated                                            $  3,522   $  8,815   $ 14,253
                                                        ========   ========   ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED MAY 31, 2002
                                 (In thousands)


                                                   Charged to  Charged to
                                        Beginning   costs and    other     Deductions    Ending
                                         balance    expenses    accounts  (recoveries)   balance
                                       ----------  ----------  ----------  ----------  ----------
2000:
  Accounts receivable - allowance for
    doubtful accounts                     $(325)     $(146)      $   -        $ 363      $(108)


2001:
  Accounts receivable - allowance for
    doubtful accounts                     $(108)     $(232)      $   -        $ 340      $   -

  Note receivable - allowance for
    doubtful accounts                     $   -      $(426)      $   -        $   -      $(426)


2002:
  Note receivable - allowance for
    doubtful accounts                     $(426)     $   -       $   -        $   -      $(426)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
             ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers to be contained in its Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2002 Proxy Statement").


ITEM 11.     EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation to be contained in the 2002 Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2002 Proxy Statement.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions to be contained in the 2002 Proxy Statement.

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

    3.2      Restated Bylaws as amended through August 26, 2002.

   10.1** 1995 Stock Compensation Plan (Filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by reference).

   10.2** Advisory Agreement for Real Estate Related Investments between the Company and Emmes Investment Management Co. LLC dated June 30, 1997 (Filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

   10.3 Employment Agreement between the Company and Jonah M. Meer dated June 20, 2002.

   10.4 Separation and Consulting Agreement between the Company and Michael L. Rosen dated June 20, 2002

   21        Subsidiaries of the Registrant.
             CIS Corporation
             CIS Air Corporation
             T1Xpert Corp.

   99.1 Written statement of Jonah M. Meer furnished pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S. C. Section 1350.

    * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

   **        Incorporated by reference.

   (b)       Reports on Form 8-K.

             On June 20, 2002, the Company announced that the Company had appointed Jonah Meer, the Senior Vice President, Chief Operating Officer and Chief Financial Officer of the Company as a Director and as Chief Executive Officer of the Company.

             On March 13, 2002, the Company filed a Form 8-K announcing a change in the Company's certifying accountant and that the Company had moved its principal office to 74 Broad Street, 3rd Floor, New York, New York 10004.

             On January 2, 2002, the Company filed a Form 8-K announcing the resignation of Directors and delisting from the Nasdaq Small Cap market.

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


                                   CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  August 28, 2002             By:    /s/ Jonah M. Meer
                                          --------------------------------------
                                   Name:  Jonah M. Meer
                                   Title: Chief Executive Officer, Chief
                                          Operating Officer, Chief Financial
                                          Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


Signature                          Title                         Date
--------                           -----                         ----

/s/ JONAH M. MEER                  Chief Executive Officer,
Jonah M. Meer                      Chief Operating Officer,
                                   Chief Financial Officer
                                   and Director                  August 28, 2002