Form 10-Q
period 2002-08-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2002-10-15
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended August 31, 2002 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities Exchange Act of 1934 for the transition period from ------------ to
    ---------------


                         Commission file number: 0-25104
                                                 -------


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)



               New York                                   16-0956508
               --------                                   ----------
    (State or other jurisdiction            (I.R.S. Employer Identification No.)
          of incorporation)


50 Battery Place, Suite 7F New York, New York                10280
---------------------------------------------                -----
(Address of principal executive offices)                  (Zip Code)


                                 (212) 945-2080
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes   X                 No
                           -----                  -------



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 31, 2002, the registrant has 4,980,020 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS


                                                                            Page

PART I  - FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - August 31, 2002 (unaudited)
            and May 31, 2002                                                   3

          Consolidated Statements of Operations - Three Months Ended
            August 31, 2002 and 2001 (unaudited)                               4

          Consolidated Statements of Cash Flows - Three Months Ended
            August 31, 2002 and 2001 (unaudited)                               5

          Notes to Consolidated Financial Statements                         6-9

Item 2.   Management's Discussion and Analysis of Financial Condition
          ------------------------------------------------------------
            and Results of Operations                                      10-11
            -------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          11
          ----------------------------------------------------------

Item 4.   Controls and Procedures                                          11-12
          -----------------------


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13
          -----------------

Item 4.   Submission of Matters to a Vote of Security Holders                 13
          ---------------------------------------------------

Item 6.   Exhibits and Reports on Form 8-K                                 13-14
          --------------------------------


SIGNATURES                                                                    15


CERTIFICATIONS                                                                16

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                                                          August 31,     May 31,
                                                             2002          2002
                                                          ----------     -------
                                                          (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                 $ 1,248       $ 1,386
  Accounts receivable (Note 4)                                    -            33
  Notes receivable, net of allowance for doubtful
    accounts of $1,000                                          680           747
  Investment in mortgage participation notes                    197           197
  Other current assets                                          125           208
                                                            --------      --------
      Total current assets                                    2,250         2,571
                                                            --------      --------
Property, plant and equipment, net (Note 6 and 8)                28            37
                                                            --------      --------

Other assets:
  Notes receivable, net of current portion                      435           577
  Real estate held for sale, net (Note 5)                       345           337
  Other                                                           4             -
                                                            --------      --------

      Total other assets                                        784           914
                                                            --------      --------

      Total assets                                          $ 3,062       $ 3,522
                                                            ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other liabilities                    $   562       $   529
                                                            --------      --------

      Total current liabilities                                 562           529
                                                            --------      --------

Commitment and contingencies (Note 12 and 13)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares
  issued 7,101,668 shares at May 31, 2002 (Notes 9 and 10)       71            71
Additional paid-in capital                                   35,233        35,233
Accumulated deficit                                         (30,724)      (30,250)
                                                            --------      --------
                                                              4,580         5,054
Treasury stock, at cost: 2,121,648 shares at August 31,
  2002 and 1,935,516 shares at May 31, 2002 (Note 9)         (2,080)       (2,061)
                                                            --------      --------

      Total shareholders' equity                              2,500         2,993
                                                            -------       --------

      Total liabilities and shareholders' equity            $ 3,062       $ 3,522
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
--------------------------------------------------------------------------------




                                                              Three Months Ended
                                                                   August 31,
                                                            ----------------------
                                                              2002          2001
                                                            ----------------------

REVENUES:
  Interest, fees and other income                           $    61       $    75
  Equipment rentals                                               -             8
  Income from direct financing leases                             -             2
                                                            --------      --------
                                                                 61            85
                                                            --------      --------

COSTS AND EXPENSES:
  Depreciation of rental equipment                                -             5
  Other operating expenses                                        3            59
  Research and development                                        -           852
  Selling, general and administrative
   expenses                                                     532           430
                                                            --------      --------
                                                                535         1,346
                                                            --------      --------

      Net loss                                              $  (474)      $(1,261)
                                                            ========      ========


Basic and diluted net loss per share                        $ (0.09)      $ (0.21)
                                                            ========      ========

Weighted average number of shares
  of common stock outstanding                                 5,164         5,874
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
--------------------------------------------------------------------------------



                                                      For the Three Months Ended
                                                                August 31,
                                                      --------------------------
                                                              2002          2001
                                                          ----------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $  (474)      $(1,261)
                                                          ----------      --------

  Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used in)
    operating activities:
      Depreciation and amortization expense                       9            28
      Effect on cash flows of changes in:
       Accounts receivable, net                                  33            (4)
       Notes receivable                                         201           184
       Other assets                                              79            92
       Accounts payable and other liabilities                    33           (99)
                                                          ----------      --------
                                                                335           201
                                                          ----------      --------

      Net cash used in continuing operations                   (119)       (1,060)
      Net cash provided by discontinued operations                -         2,784
                                                          ----------      --------

      Net cash provided by (used in) operating activities      (119)        1,724
                                                          ----------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                              -            (4)
  Proceeds from investment in mortgage
    participation notes                                           -             4
                                                          ----------      --------

      Net cash provided by investing activities                   -             -
                                                          ----------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                    (19)          (26)
                                                          ----------      --------

      Net cash used in financing activities                     (19)          (26)
                                                          ----------      --------

      Net increase (decrease) in cash and
        cash equivalents                                       (138)        1,698

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         1,386         1,545
                                                          ----------      --------

  End of period                                             $ 1,248       $ 3,243
                                                          ==========      ========

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended August 31, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

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

Prior to September 11, 2001, T1Xpert had begun work on a software development project for a global investment bank, at the bank's premises (where T1Xpert maintained a satellite office) located in the immediate vicinity of the World Trade Center. This project was canceled as a result of the terrorist attacks of September 11, 2001 against the United States of America.

As previously reported on December 27, 2001, the Company ceased active operations and additional funding of product development at T1Xpert for several reasons. The Company's contract with the global investment bank was delayed and subsequently cancelled due to the events of September 11th. Despite this, T1Xpert intended to continue product development and seek a replacement investment banking customer. However, the ability of the Company to obtain necessary financing during the economic environment post-September 11, 2001 was greatly hampered. The Company made claims under its existing policies of insurance for compensation in order to continue operations. Efforts to date to collect under the Company's insurance policies have been unsuccessful. The Company continues to pursue its claims under its insurance policies and has filed a lawsuit against its insurer. No assurance can be given that such efforts will be successful.

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

Risks and Uncertainties
-----------------------

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

3. Net Income (Loss) Per Share
   ---------------------------

Earnings (loss) per share are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), Earnings per Share, which specifies standards for computing and disclosing net income or loss per share. Basic and diluted net loss per share for the three months ended August 31, 2002 and 2001, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of August 31, 2002, the Company had issued and outstanding options to purchase 66,477 shares of common stock (see Note 7). The effect of these options is anti-dilutive in the computation of diluted net loss per share.

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

5. Concentration of Credit Risk
   ----------------------------

Financial instruments which potentially subject the Company to credit risk consist principally of cash with financial institutions and notes receivable. The Company maintains cash deposits with major banks and financial institutions which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. At August 31, 2002, cash in excess of FDIC limits amounted to approximately $1.1 million.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Of the Company's notes receivable balance of $1.12 million, $987,000 is owed by one customer in the aviation business. Thus, the Company is directly affected by the financial condition of this company and the airline industry in general. The credit risk associated with this customer is somewhat mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default. The value of the collateral is estimated to be below the carrying value of the note.

6. Reclassifications
   -----------------

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

As of May 31, 2002 stock option grants representing 1,642,500 shares had been issued to employees at an option price of $.0675 per share under the T1X 2000 Plan. The T1X 2000 Plan is immaterial to the earnings of the Company. During the year ended May 31, 2002, 1,142,500 options were forfeited/expired with a weighted average exercise price of $.0675 per share. During the period ended August 31, 2002, the remaining outstanding 500,000 options were forfeited/ expired with a weighted average exercise price of $.0675.

A summary of the status of the 1995 Plan as of August 31, 2002:


                                                  Weighted
                                                   Average
                                                  Exercise
                                    Number of     Price Per
                                     Options       Option
                                    ---------     ---------

Outstanding at
  May 31, 2002 (154,950
  exercisable)                      154,950         $ 2.02
Granted                                             $  -
Exercised                                           $  -
Forfeited/expired                    88,473         $ 2.17
                                    -------
Outstanding at
  August 31, 2002 (66,477
  exercisable)                       66,477         $ 1.81
                                    =======


CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


8. Discontinued Operations
   -----------------------


On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it would be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation. As of August 31, 2001, the majority of the assets and liabilities relating to the Air Group Business have been sold or settled.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ----------------------------------------------------------------
         Results of Operations
         ---------------------


                                  Introduction
                                  ------------

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 2002, appearing in the Company's annual report on Form 10-K.

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


                              Results of Operations
                              ---------------------

Comparison of the Three Months Ended August 31, 2002 and 2001
-------------------------------------------------------------

Revenues
--------
For the three months ended August 31, 2002, total revenues decreased to $61,000 from $85,000 for the comparable fiscal quarter in 2001. Interest, fees and other income decreased to $61,000 for the three months ended August 31, 2002 from $75,000 for the comparable fiscal quarter in 2001. The decrease is the result of lower notes receivable and lower average cash balances during the period.

There were no equipment rentals, nor income from direct financing leases, for the three months ended August 31, 2002 compared to $10,000 for the comparable fiscal quarter in 2001. The decrease is primarily attributable to the sale of the balance of the lease portfolio during the fiscal year 2002.

Costs and Expenses
------------------
Costs and expenses decreased to $535,000 for the three months ended August 31, 2002 from $1,346,000 for the comparable fiscal quarter in 2001. The decrease is primarily due to the cessation of operations at T1Xpert resulting in no material research and development expenses being incurred by T1Xpert in the three-month period ended August 31, 2002.

Depreciation of rental equipment decreased to $-0- for the three months ended August 31, 2002 from $5,000 for the comparable fiscal quarter in 2001. This decrease is due to the sale of the balance of the lease portfolio in 2002.

Selling, general and administrative expenses increased to $532,000 for the three months ended August 31, 2002 from $430,000 for the comparable fiscal quarter in 2001. This increase during the three months ended August 31, 2002 was principally due to costs associated with restructuring the Company's operations and provisions for state franchise tax liabilities in the amount of $100,000. Management expects that general and administrative costs (including legal and accounting) will not be reduced in future periods because costs relating to the Company's prior operations and its continuance as a publicly traded and reporting company will continue to be incurred by the Company.

Income Taxes
------------
For the three-month period ended August 31, 2002, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results since reorganization.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



                         Liquidity And Capital Resources
                         -------------------------------

Net cash used in operations for the three months ended August 31, 2002 was $119,000 compared to cash provided by operations of $1,724,000 for the comparable period in 2001; net cash used in continuing operations for the three months ended August 31, 2002 was $119,000 compared to net cash used in continuing operations in the amount of $1,060,000 for the comparable period in 2001. Less cash was used for operations in the current period due to the discontinuance of the funding of T1Xpert operations in fiscal 2002. There was no net cash provided by discontinued operations for the three months ended August 31, 2002, compared to $2,784,000 net cash provided by discontinued operations for the three months ended August 31, 2001. The cash provided by discontinued operations was primarily due to the sale of assets from the discontinued operations.

As of August 31, 2002, the Company had $1.2 million in cash and cash equivalents, as compared to $1.4 million at May 31, 2002. The decrease is principally due to the use of cash for operations.

As of August 31, 2002, approximately 2,122,000 shares of stock had been repurchased by the Company at an aggregate cost of approximately $2,080,000.

On August 26, 2002, the Board of Directors authorized the expenditure of funds to repurchase up to 20% or 1,033,230 shares of the outstanding shares of its common stock.

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

The Company does not have sufficient funds on hand to develop its T1Xpert products without the aid of a strategic alternative that will bring necessary funding to complete product development and marketing such strategic alternative may severely dilute the Company's interest in T1Xpert.

The Company does not anticipate entering into financing arrangements with financial institutions which would involve collateralizing and/or leveraging the Company's assets.



Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There have been no significant changes in our exposure to market risk from the information provided in Item 7A - Quantitative and Qualitative Disclosures About Market Risk on our Form 10-K filed with the Securities and Exchange Commission (the "SEC") on August 28, 2002.



Item 4.  Controls and Procedures
         -----------------------

(a) Evaluation of disclosure controls and procedures.

    Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act of 1934.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


    Rule 13a-14. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

(b) Changes in internal control.

    Not applicable.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

The Company incorporates by reference prior legal matters reported in the Company's Form 10-K for the fiscal year ended May 31, 2002.

The claim referenced in the Company's May 31, 2002 Form 10-K asserted by the Skytrek bankruptcy trustee against the Company has been tentatively settled by the parties with CIS Air Corporation agreeing to return $17,500 of the deposit received from Skytrek to the trustee. This claim is subject to final documentation and bankruptcy court approval.

On July 30, 2002, the Company filed suit in the United States District Court for the Southern District of New York against four stockholders of the Company and another party alleging that these parties formed an undisclosed group and wrongfully used material, non-public information concerning the Company in violation of applicable federal securities laws and state statutes. The Company settled with one of these stockholders who has, as part of the settlement, sold his shares in the Company back to the Company at a discount from the market price. This stockholder also agreed to, among other things, not acquire any additional shares in the Company. The Company intends to vigorously prosecute this action against the two remaining shareholder defendants.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

The Company held its Annual Meeting (the "Meeting") on October 14, 2002. The purpose of the Meeting was to vote on the following proposals:

    1.  The election of one director to the Board of Directors; and

    2. The ratification of the appointment of Lazar Levine & Felix LLP as the Company's independent accountants for the fiscal year ending
        May 31, 2003.

With respect to Proposal 1, the director was elected at the Meeting. In addition, Proposal 2 was approved at the Meeting. The voting results for the proposals were as follows:

Proposal 1: Jonah M. Meer       For:      3,344,495
                                Withheld:   172,763

Proposal 2:                     For:      3,353,464
                                Against:     86,989
                                Abstain:     76,805


Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

Exhibit No.

   3.1* Restated Certificate of Incorporation, as amended (filed as Exhibit 3.1 to the Company's Form 10-Q for the quarter ended November 30, 1997 and incorporated herein by reference).

   3.2** Restated Bylaws as amended through August 26, 2002 (filed as Exhibit
         3.2 to the Company's Form 10-K for the fiscal year ended May 31, 2002 and incorporated herein by reference).

  10.1** 1995 Stock Compensation Plan (filed as Exhibit 10.1 to the Company's
         Form 10-Q for the quarter ended August 31, 1995 and incorporated herein by reference).

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


  10.2** Advisory Agreement for Real Estate Related Investments between
         Continental Information Systems Corporation and Emmes Investment Management Co. LLC dated June 30, 1997 (filed as Exhibit 10.13 to the Company's Form 10-K for the fiscal year ended May 31, 1997 and incorporated herein by reference).

  10.3** Employment Agreement between the Company and Jonah M. Meer dated June
         30, 2002 (filed as Exhibit 10.3 to the Company's Form 10-K for the fiscal year ended May 31, 2002 and incorporated herein by reference).

  10.4** Separation and Consulting Agreement between the Company and Michael L.
         Rosen dated June 30, 2002 (filed as Exhibit 10.4 to the Company's Form 10-K for the fiscal year ended May 31, 2002 and incorporated herein by reference).

  21     Subsidiaries of the Registrant
            CIS Corporation, a Delaware corporation.
            CIS Air Corporation, a Delaware corporation.
            T1Xpert Corp., a Delaware corporation.

   * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

  **     Incorporated by reference.

  99.    Reports on Form 8-K - The Company did not file any Forms 8-K during the
         -------------------
         quarter ended August 31, 2002.

  99.1 Certification of Chief Executive and Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


                                  CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date: October 15, 2002            By:      /s/ Jonah M. Meer
                                           -------------------------------------
                                  Name:    Jonah M. Meer
                                  Titles:  Chief Executive Officer, Chief
                                           Financial Officer, Chief Operating
                                           Officer and Director

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



                                 CERTIFICATIONS



      I, JONAH M. MEER, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of CONTINENTAL INFORMATION SYSTEMS CORPORATION.

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

           a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

           b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

           c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

           a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 15, 2002
                                  By:      /s/ Jonah M. Meer
                                           -------------------------------------
                                  Name:    Jonah M. Meer
                                  Titles:  Chief Executive Officer, Chief
                                           Financial Officer, Chief Operating
                                           Officer and Director