Form 10-K/A
period 2002-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2002-11-04
CIK 24071

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                   FORM 10-K-A

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

For the Fiscal Year Ended May 31, 2002            Commission File Number 0-25104

                         CONTINENTAL INFORMATION SYSTEMS
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                           16-0956508
          --------                                           ----------
(State or other jurisdiction                              (I.R.S. Employer
     of incorporation)                                   Identification No.)


50 Battery Place, Suite 7F, New York, New York                 10280

----------------------------------------------                 -----
(Address of principal executive offices)                     (Zip Code)


                                 (212) 945-2080

                                  -------------
              (Registrant's telephone number, including area code)

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


As of June 30, 2002, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $668,000.*

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report.

  * Excludes 632,368 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at June 30, 2002. Exclusion of shares held by any person should not be construed to indicate that any such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that any such person is controlled by or under common control with the registrant.

================================================================================

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION

                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                                                            Page

PART I


Item 1.  Business                                                            3-7

Item 2.  Properties                                                            7

Item 3.  Legal Proceedings                                                   8-9

Item 4.  Submission of Matters to a Vote of Security Holders                   9


PART II

Item 5.  Market for Registrant's Common Equity and
         Related Stockholder Matters                                           9

Item 6.  Selected Financial Data                                            9-10

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     11-16

Item 7a. Quantitative and Qualitative Disclosures About Market Risk           16

Item 8.  Financial Statements and Supplementary Data                       17-41

Item 9.  Changes In and Disagreements with Accountants
         On Accounting and Financial Disclosure                               42


PART III

Item 10. Directors and Executive Officers of the Registrant                   42

Item 11. Executive Compensation                                               42

Item 12. Security Ownership of Certain Beneficial Owners and Management       42

Item 13. Certain Relationships and Related Transactions                       42


PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     43

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

ITEM 3. LEGAL PROCEEDINGS


        On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000 plus punitive damages of $2,300,000, or in the alternative an order requiring CIS Air to repurchase the engine from Dallas. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. The Company believes that it has meritorious defenses to the claims asserted against it in this case and therefore believes that it will ultimately prevail.

        On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas AeroSpace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The parties settled their lawsuit under the joint venture agreement, but left open all issues related to the Dallas matter. If the Company prevails in the Dallas AeroSpace litigation CIS Air's claim for indemnification from American Air would be moot. There can also be no certainty that should the Company need to do so, that it will prevail on its indemnification claim, nor that if it should prevail on such claim American Air will have the financial resources to meet such indemnification.

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

        In July 2001 CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS Air aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and is seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. The suit is in the discovery stage of litigation. The Company believes that it is reasonably possible that a negotiated resolution with the parties will be reached. There can be no estimate as to the amount to be realized by the Company in the event of a resolution, as well as the costs associated in arriving at such resolution. If a settlement is not reached the case will go to trial, which will result in substantial delay. While the Company believes it will prevail at trial, the costs associated with such trial may exceed the gain to the Company.

        The Bankruptcy Trustee in the bankruptcy case of Sky Trek International, a former lessee of aircraft engines of CIS Air, filed a claim against CIS Air seeking to obtain the return of $116,000 in security deposits on two aircraft engines that were returned to CIS Air prior to the lease expirations. CIS Air opposed this demand and has asserted counterclaims in excess of the amount of the security deposit. The Company believes that its potential losses will not be material.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

        Until December 2001, the Company's Common Stock traded on the Nasdaq Small-Cap Market under the symbol CISC. Beginning in January of 2002, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol CISC. The high and low bid information for the last two fiscal years is as follows:

                      August 31      November 30    February 28       May 31
                    -------------  --------------  -------------  --------------
                    First Quarter  Second Quarter  Third Quarter  Fourth Quarter
                    -------------  --------------  -------------  --------------
                     Low    High    Low     High    Low    High    Low     High
                    -----  ------  -----   ------  -----  ------  -----   ------
Fiscal year ended
  May 31, 2002      $ .70  $ 1.06  $ .28  $  .80   $ .19  $  .74  $ .20   $  .25

Fiscal year ended
  May 31, 2001      $ .63  $ 1.25  $ .75  $ 1.19   $ .94  $ 1.19  $ .50   $ 1.13

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


        Interest, fees and other income decreased to $320,000 in fiscal 2002 from $529,000 in fiscal 2001, and from $750,000 in fiscal 2000. The decrease is primarily the result of lower interest income earned on notes receivable, lower interest income earned on cash balances, and the loss of income from T1Xpert's operations. Interest income earned on notes receivable was $215,000 in 2002, compared to $235,000 in 2001. Interest income earned on cash balances was $43,000 in 2002, compared to $190,000 in 2001. Cash balances were lower because of the funding of T1Xpert's operations. The Company's revenues from T1Xpert's operations was $-0- in 2002, compared to $50,000 in 2001.

        Since the Company sold its portfolio of leases and discontinued the aviation business, management expects that there will be no operating revenue in future periods from these operations.


COSTS AND EXPENSES


        Total costs and expenses decreased to $4.4 million in fiscal 2002 from $7.5 million in fiscal 2001 and from $10.9 million in fiscal 2000. The decrease is a result of lower cost of sales incurred in the equipment leasing and sales business, decreases in loss on investments and lower research and development expenses incurred by T1Xpert, and lower other operating expenses offset by higher selling, general and administrative expenses. Cost of sales decreased to $-0- in fiscal 2002 from $1.0 million in fiscal 2001, and from $3.7 million in fiscal 2000. Loss on investments decreased to $31,000 in 2002 from $1.45 million in 2001. Other operating expenses deceased to $97,000 in 2002 from $189,000 in 2001. The decrease in cost of sales in 2001 is a direct result of the 86.5% decrease in sales between fiscal years 2001 and 2000. Cost of sales as a percentage of equipment sales for the fiscal years ended May 31, 2001 and 2000 was 158.8% and 79.6%, respectively. The increase in fiscal 2001 is due to certain losses on the sale of equipment.


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


        Selling, general and administrative expenses increased to $2.5 million in fiscal 2002 from $2.0 million in fiscal 2001 and $2.4 million in fiscal 2000. In fiscal 2002 the increase in selling, general and administrative expenses was principally due to costs associated with restructuring of the Company's operations, including but not limited to increased professional fees in the amount of $530,000 and lease termination expense in the amount of $113,000. Such increases were offset by lower salaries in the amount of $79,000 and lower director fees in the amount of $70,000. The decrease in fiscal 2001 was principally due to cost containment efforts and staff reduction between the periods.

        Management expects that general and administrative costs (including legal and accounting) may increase in future periods because of ongoing litigation matters. In addition, selling costs will be minimal since the Company does not expect to resume selling activities.


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



SELECTED QUARTERLY OPERATIONS DATA

        The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended May 30, 2002 and 2001. This data has been derived from the Company's unaudited financial statements that have been prepared on the same basis as the audited financial statements and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. The Company's quarterly operating results have varied substantially in the past and may vary substantially in the future.

        Conclusions about the Company's future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.


In thousands (except per share data)

                                                           For the Quarter ended
                                      ------------------------------------------------------------
                                                        November 30,   February 28,
                                      August 31, 2001      2001           2002        May 31, 2002
                                      ---------------   ------------   ------------   ------------
                                                                (unaudited)
Revenue                                  $     85         $     79       $     71       $    119
Gross profit                                    -                -              -              -
Loss before extraordinary item
  and income taxes                         (1,261)          (1,021)        (1,130)          (600)
Net loss                                   (1,261)          (1,021)        (1,130)          (600)

Basic and diluted loss before
  extraordinary item per
  common share                              (0.21)           (0.17)         (0.21)         (0.13)
Basic and diluted loss per
  common share                              (0.21)           (0.17)         (0.21)         (0.13)


                                                           For the Quarter ended
                                      ------------------------------------------------------------
                                                        November 30,   February 28,
                                      August 31, 2000      2000           2001        May 31, 2001
                                      ---------------   ------------   ------------   ------------
                                                                (unaudited)
Revenue                                  $    282         $    638       $    130       $    222
Gross profit                                    8                1             -            (381)
Loss before extraordinary item               (866)            (999)        (1,153)        (3,210)
  and income taxes
Net loss                                     (866)             501         (1,353)        (3,767)

Basic and diluted loss before               (0.13)           (0.15)         (0.20)         (0.52)
  extraordinary item per
  common share
Basic and diluted loss per                  (0.13)             0.08         (0.23)         (0.60)
  common share


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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                                                            Page

Report of Independent Accountants - Current                                   18
Report of Independent Accountants - Predecessor                               19

Financial Statements:

  Consolidated Balance Sheets
    May 31, 2002 and 2001                                                     20

  Consolidated Statements of Operations
    Years ended May 31, 2002, 2001 and 2000                                   21

  Consolidated Statements of Shareholders' Equity
    Years Ended May 31, 2002, 2001 and 2000                                   22

  Consolidated Statements of Cash Flows
    Years Ended May 31, 2002, 2001 and 2000                                23-24

  Notes to Consolidated Financial Statements                               25-40


Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                             41

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
                             Issued       Stock     Capital     Deficit       Stock      Shares
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

        Net Income (Loss) Per Share
        ---------------------------

            Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net loss per share for the fiscal years ended May 31, 2002, 2001 and 2000, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of May 31, 2002, the Company had issued and outstanding options to purchase 158,283 shares of common stock (see
Note 10). The effect of these options is antidilutive and was not included in the computation of diluted net income (loss) per share.

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


13. Commitments and Contingencies
    -----------------------------

        Rental Commitments
        ------------------


        On February 26, 2002, the Company entered into a lease termination agreement with its landlord for the remaining three years of its lease rental obligations. This agreement released the Company from its lease obligation on the premises. Such obligation was estimated to be $501,000 of base rent plus additional utilities and operating expenses. In connection with this agreement, the Company incurred a loss on disposal of fixed assets in the amount of $48,000, incurred two months rental expense and incurred estimated moving costs of approximately $23,000. The Company is temporarily leasing space on a month to month basis from Oscar Gruss & Son Incorporated ("OGSI"), a shareholder of the Company as sublessee under OGSI's lease agreement. OGSI was able to provide a build out office for immediate occupancy which enabled the Company to be in a position to surrender its old office premises, resulting in substantial savings while allowing it to move its operations and store its T1Xpert technology without significant disruption. The Company is subject to conditions existing under OGSI's lease, including the possibility that should OGSI terminate its lease, the Company would be forced to find new office space. In the opinion of management, in the event OGSI terminates its lease, the Company would incur approximately $25,000 of moving expenses and an increase of approximately $25,000 per year in lease and office expenses.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2002, 2001 and 2000
--------------------------------------------------------------------------------


        Contingencies
        -------------

        Legal Proceedings

        On March 3, 2000, Dallas AeroSpace, Inc. ("Dallas") of Texas filed suit in the United States District Court for the Southern District of New York against CIS Air for breach of contract and other causes of action in connection with the sale of an engine to Dallas in August 1997. Dallas is seeking damages for the purchase price of the engine in the amount of $1,150,000 plus punitive damages of $2,300,000, or in the alternative an order requiring CIS Air to repurchase the engine from Dallas. CIS Air has denied any liability to Dallas on any of the causes of action, and has asserted its defenses. The Company believes that it has meritorious defenses to the claims asserted against it in this case and therefore believes that it will ultimately prevail.

        On April 24, 2000 CIS Air filed suit in the United States District Court for the Northern District of New York against American Air Ventures, Inc. ("American Air"), a Florida corporation. The suit seeks reimbursement in connection with losses incurred in joint venture agreements between the parties for the purchase and sale of engines. The suit further seeks indemnification from American Air should CIS Air be found liable to Dallas AeroSpace, because CIS Air purchased the engine sold to Dallas AeroSpace from American Air. The parties settled their lawsuit under the joint venture agreement, but left open all issues related to the Dallas matter. If the Company prevails in the Dallas AeroSpace litigation CIS Air's claim for indemnification from American Air would be moot. There can also be no certainty that should the Company need to do so, that it will prevail on its indemnification claim, nor that if it should prevail on such claim American Air will have the financial resources to meet such indemnification.

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

        In July 2001 CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS Air aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and is seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. The suit is in the discovery stage of litigation. The Company believes that it is reasonably possible that a negotiated resolution with the parties will be reached. There can be no estimate as to the amount to be realized by the Company in the event of a resolution, as well as the costs associated in arriving at such resolution. If a settlement is not reached the case will go to trial, which will result in substantial delay. While the Company believes it will prevail at trial, the costs associated with such trial may exceed the gain to the Company.

        The Bankruptcy Trustee in the bankruptcy case of Sky Trek International, a former lessee of aircraft engines of CIS Air, filed a claim against CIS Air seeking to obtain the return of $116,000 in security deposits on two aircraft engines that were returned to CIS Air prior to the lease expirations. CIS Air opposed this demand and has asserted counterclaims in excess of the amount of the security deposit. The Company believes that its potential losses will not be material.

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

        Tax Claims


        Various State and City Taxing jurisdictions have from time to time asserted tax claims against the Company. In June 2002 substantial additional claims were asserted against the Company by a taxing jurisdiction, the results of which cannot be predicted at this time. The Company is vigorously defending these claims, but there can be no assurance that the Company will prevail. The Company is also under examination by other taxing jurisdictions the results of which cannot be predicted at this time. The Company, due to the wind down of its operating businesses, has been filing final returns in various tax jurisdictions as well as withdrawing from doing business in such states. This may precipitate examinations of the Company's tax liabilities in such jurisdictions. While the Company on a consolidated basis may have been unprofitable during recent years, certain subsidiaries of the Company may have been profitable. Further, certain taxes are imposed without regard to income or profitability. The Company is also undergoing certain examinations of its returns for which no determination or claim has yet to be asserted.


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


                                   CONTINENTAL INFORMATION SYSTEMS CORPORATION



Date:  November 4, 2002            By:    /s/ Jonah M. Meer
                                          --------------------------------------
                                   Name:  Jonah M. Meer
                                   Title: Chief Executive Officer, Chief
                                          Operating Officer, Chief Financial
                                          Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


Signature                          Title                        Date
--------                           -----                        ----

/s/ JONAH M. MEER                  Chief Executive Officer,
Jonah M. Meer                      Chief Operating Officer,
                                   Chief Financial Officer
                                   and Director                 November 4, 2002