Form 10-Q
period 2002-11-30
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2003-01-14
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended November 30, 2002 or

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



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 30, 2002, the registrant has 4,546,215 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------



                                TABLE OF CONTENTS

                                                                            Page

PART I -  FINANCIAL INFORMATION                                                3

Item 1.   Financial Statements
          --------------------

          Consolidated Balance Sheets - November 30, 2002
            (unaudited) and May 31, 2002                                       3

          Consolidated Statements of Operations - Three and Six
            Months Ended November 30, 2002 and 2001 (unaudited)                4

          Consolidated Statements of Cash Flows - Six Months
            Ended November 30, 2002 and 2001 (unaudited)                       5

          Notes to Consolidated Financial Statements                         6-8

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
            Condition and Results of Operations                             9-10
            -----------------------------------

Item 3.   Quantitative and Qualitative Disclosures About Market Risk          10
          ----------------------------------------------------------

Item 4.   Controls and Procedures                                          10-11
          -----------------------


PART II - OTHER INFORMATION                                                   12

Item 1.   Legal Proceedings                                                   12
          -----------------

Item 6.   Exhibits and Reports on Form 8-K                                 12-13
          --------------------------------


SIGNATURES                                                                    14


CERTIFICATIONS                                                                15

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                                                         November 30,      May 31,
                                                            2002            2002
                                                         ------------   ------------
                                                         (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                               $   1,048      $   1,386
  Accounts receivable                                             -             33
  Notes receivable, net of allowance for
    doubtful accounts of $1,000                                 637            747
  Investment in mortgage participation notes                    197            197
  Other current assets                                           43            208
                                                         ------------   ------------

      Total current assets                                    1,925          2,571
                                                         ------------   ------------

Property, plant and equipment, net                               49             37
                                                         ------------   ------------

Other assets:
  Notes receivable, net of current portion                      292            577
  Real estate held for sale, net                                337            337
  Other                                                           4              -
                                                         ------------   ------------

      Total other assets                                        633            914
                                                         ------------   ------------

      Total assets                                        $   2,607      $   3,522
                                                         ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other liabilities                  $     590      $     529
                                                         ------------   ------------

      Total current liabilities                                 590            529
                                                         ------------   ------------

Commitment and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized
  20,000,000 shares; issued 7,101,668 shares                     71             71
Additional paid-in capital                                   35,233         35,233
Accumulated deficit                                         (31,154)       (30,250)
                                                         ------------   ------------
                                                              4,150          5,054
Treasury stock, at cost:  2,555,453 shares
  at November 30, 2002 and 1,935,516 shares
  at May 31, 2002                                            (2,133)        (2,061)
                                                         ------------   ------------

      Total shareholders' equity                              2,017          2,993
                                                         ------------   ------------

      Total liabilities and shareholders' equity          $   2,607      $   3,522
                                                         ============   ============

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
--------------------------------------------------------------------------------

                                              Three Months Ended             Six Months Ended
                                                 November 30,                  November 30,
                                           ------------------------      ------------------------
                                             2002           2001           2002           2001
                                           ---------      ---------      ---------      ---------
REVENUES:
  Interest, fees and other income          $     193      $      71      $     254      $     146
  Equipment rentals                                -              7              -             15
  Income from direct financing leases              -              1              -              3
                                           ---------      ---------      ---------      ---------

                                                 193             79            254            164
                                           ---------      ---------      ---------      ---------

COSTS AND EXPENSES:
  Depreciation of rental equipment                 -              -              -              5
  Other operating expenses                        23             28             26             87
  Research and development                         -            625              -          1,477
  Selling, general and administrative
    expenses                                     600            447          1,132            877
                                           ---------      ---------      ---------      ---------

                                                 623          1,100          1,158          2,446
                                           ---------      ---------      ---------      ---------

      Net loss                             $    (430)     $  (1,021)     $    (904)     $  (2,282)
                                           =========      =========      =========      =========

Basic and diluted net loss per share        $ (.09)        $ (.17)        $ (.18)        $ (.38)
                                           =========      =========      =========      =========

Weighted average number of shares
  of common stock outstanding                4,908          5,859          5,037          5,930
                                           =========      =========      =========      =========


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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
--------------------------------------------------------------------------------

                                                          For the Six Months Ended
                                                                November 30,
                                                          ------------------------
                                                            2002           2001
                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $    (904)     $  (2,282)
                                                          ---------      ---------
  Adjustments to reconcile net loss from continuing
   operations to net cash provided by (used in)
   operating activities:
    Depreciation and amortization expense                        18             57
    Effect on cash flows of changes in:
      Accounts receivable, net                                   33             (4)
      Notes receivable                                          395            189
      Other assets                                              161            173
      Accounts payable and other liabilities                     61           (328)
                                                          ---------      ---------

                                                                668             87
                                                          ---------      ---------

        Net cash used in continuing operations                 (236)        (2,195)
        Net cash provided by discontinued operations              -          3,775
                                                          ---------      ---------

        Net cash provided by (used in) operating
          activities                                           (236)         1,580
                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                            (30)            (5)
  Proceeds from investment in mortgage
    participation notes                                           -              4
                                                          ---------      ---------

        Net cash used in by investing activities                (30)            (1)
                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                    (72)           (26)
                                                          ---------      ---------

        Net cash used in financing activities                   (72)           (26)
                                                          ---------      ---------

        Net increase (decrease) in cash and
          cash equivalents                                     (338)         1,553

CASH AND CASH EQUIVALENTS:
  Beginning of period                                         1,386          1,545
                                                          ---------      ---------

  End of period                                           $   1,048      $   3,098
                                                          =========      =========

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation
    ---------------------

The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended November 30, 2002 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended May 31, 2002.

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

2.  The Company
    -----------

The Company is a New York corporation that was organized in 1968. In August 1999, the Board of Directors authorized the Company to focus on developing and commercializing specialized software for the securities industry that focuses on the securities processing business of clearing firms generally, especially in connection with proposed shortening of trading cycles from settlement occurring three days after the trade date to one day after the trade date. This change is commonly referred to as "T+1". The newly created subsidiary that was formed to engage in this line of business was T1Xpert Corp. ("T1Xpert").

On December 27, 2001, the Company ceased active operations and product development in its T1Xpert subsidiary and ultimately cancelled the product development due to the events of September 11, 2001. The ability of the Company to obtain necessary financing during the economic environment post-September 11, 2001 was greatly hampered. The Company believed it had sufficient insurance coverage to allow it to continue development and installation under an existing contract and sufficient funding to locate a substitute customer to replace a contract cancelled due to the events of September 11, 2001 had it received sufficient insurance proceeds. Efforts to date to collect under the Company's insurance policies have been unsuccessful and, as a result, all operations related to T1Xpert have ceased.

The Company is currently engaged in managing its portfolio of various assets, reducing where possible such assets to cash. The Company is also settling its liabilities and contingencies, including tax audits.

Finally, the Company is engaged in substantial legal proceedings as discussed in
Part II of this Form 10-Q.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Risks and Uncertainties of T1Xpert
----------------------------------

The Company is now considering various strategic alternatives without the use of additional Company funds to continue the business of its subsidiary T1Xpert Corp. ("T1Xpert"). These alternatives include the sale of T1Xpert or finding a strategic partner to undertake commercialization of T1Xpert's products. A sale would likely result in minimal realized value. If T1Xpert is successful in finding a strategic partner, it will likely result in a substantial dilution of the Company's interest in T1Xpert. While the Company has been pursuing these alternatives, to date it has been unsuccessful. There can be no assurance that the Company will be successful in any of its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

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

3.  Net Income (Loss) Per Share
    ---------------------------

Earnings (loss) per share are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), Earnings per Share, which specifies standards for computing and disclosing net income or loss per share. Basic and diluted net loss per share for the six months ended November 30, 2002 and 2001, were computed based on the weighted average number of shares of common stock outstanding during the periods. As of November 30, 2002, the Company had issued and outstanding options to purchase 32,140 shares of common stock (see Note 7). The effect of these options is anti-dilutive in the computation of diluted net loss per share.

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

5.  Concentration of Credit Risk
    ----------------------------

Financial instruments which potentially subject the Company to credit risk consist principally of cash with financial institutions and notes receivable. The Company maintains cash deposits with major banks and financial institutions which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. At November 30, 2002, cash in excess of FDIC limits amounted to approximately $948,000.

Of the Company's notes receivable balance of $929,000, $898,000 is owed by one customer in the aviation business. Thus, the Company is directly affected by the financial condition of this company and the airline industry in general. The credit risk associated with this customer is somewhat mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default.

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

A summary of the status of the 1995 Plan as of November 30, 2002:

                                                                          Weighted
                                                       Number of     Average Exercise
                                                        Options      Price Per Option
                                                       ---------         ---------
     Outstanding at
       May 31, 2002 (154,950 exercisable)               154,950           $ 2.02
     Granted                                                              $    -
     Exercised                                                            $    -
     Forfeited/expired                                  (88,473)          $ 2.17
                                                       ---------
     Outstanding at
       August 31, 2002 (66,477 exercisable)              66,477           $ 1.81
     Granted                                                              $    -
     Exercised                                                            $    -
     Forfeited/expired                                  (34,337)          $ 2.27
                                                       ---------
     Outstanding at
       November 30, 2002                                 32,140           $ 1.32
                                                       =========

In 2000, the Board of Directors of T1Xpert adopted the T1Xpert Corp. Stock Compensation Plan (the "T1X 2000 Plan"). The T1X 2000 Plan provides for the issuance of stock options covering up to 2,000,000 shares of common stock to employees and advisory board members of T1Xpert.

As of May 31, 2002 stock option grants representing 1,642,500 shares had been issued to employees at an option price of $.0675 per share under the T1X 2000 Plan. During the year ended May 31, 2002, 1,142,500 options were forfeited/expired with a weighted average exercise price of $.0675 per share. During the period ended November 30, 2002, the remaining outstanding 500,000 options were forfeited/expired with a weighted average exercise price of $.0675.

The T1X 2000 Plan is immaterial to the earnings of the Company.

8.  Discontinued Operations
    -----------------------

On July 14, 2000, the Company announced that it was offering for sale its commercial aircraft engine portfolio by competitive bid, that upon completion of the sale it would be exiting the aviation business, and that it would account for and report the Air Group Business as a discontinued operation. As of November 30, 2001, the majority of the assets and liabilities relating to the Air Group Business were sold or settled.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------


                                  Introduction
                                  ------------

The following discussion and analysis of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and the notes thereto for the fiscal year ended May 31, 2002, appearing in the Company's annual report on Form 10-KA.

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


                              Results of Operations
                              ---------------------

Comparison of the Three and Six Months Ended November 30, 2002 and 2001
-----------------------------------------------------------------------

Revenues
--------
For the three months ended November 30, 2002, total revenues increased to $193,000 from $79,000 for the comparable fiscal quarter in 2001. Interest, fees and other income increased to $193,000 and $254,000 for the three and six months ended November 30, 2002, respectively, from $71,000 and $146,000, respectively, for the corresponding prior year periods. The increase is due to the receipt of a $150,000 World Trade Center Business Recovery Grant which was offset by lower interest income earned on notes receivable and from cash balances during the period. Interest income for the three and six months ended November 30, 2002 was $42,000 and $92,000, respectively, compared to $143,000 and $69,000, respectively, for the corresponding prior year periods.

There were no equipment rentals, nor income from direct financing leases, for the three and six months ended November 30, 2002 from $8,000 and $18,000, respectively, for the comparable fiscal periods in 2001. The decrease is primarily attributable to the sale of the balance of the lease portfolio during the fiscal year 2002.

Costs and Expenses
------------------
Costs and expenses decreased to $623,000 and $1.2 million, respectively, for the three and six months ended November 30, 2002 from $1.1 million and $2.4 million, respectively, for the comparable fiscal periods in 2001. The decrease is primarily due to the cessation of operations at T1Xpert in December 2001, resulting in no material research and development expenses being incurred by T1Xpert in the six month period ended November 30, 2002.

Depreciation of rental equipment decreased to $-0- for the three and six months ended November 30, 2002 from $-0- and $5,000, respectively, for the comparable fiscal periods in 2001. This decrease is due to the sale of the balance of the lease portfolio in 2002.

Selling, general, and administrative expenses were $600,000 and $1.1 million, respectively, for the three and six months ended November 30, 2002 compared to $447,000 and $877,000, respectively, for the comparable periods in 2001. This increase during the six months ended November 30, 2002 was principally due to costs associated with restructuring the Company's operations including, but not limited to, increased professional fees in the amount of $148,000 and provisions for state franchise tax liabilities in the amount of $100,000. Management expects that general and administrative costs (including legal and accounting) will not be reduced in future periods because costs relating to the Company's prior operations and its continuance as a publicly traded and reporting company will continue to be incurred by the Company. However, selling costs will be minimal since the Company does not expect to resume selling activities.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


Income Taxes
------------
For the six-month period ended November 30, 2002, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results.


                         Liquidity And Capital Resources
                         -------------------------------

Net cash used in operations for the six months ended November 30, 2002 was $236,000 compared to cash provided by operations of $1.6 million for the comparable period in 2001; net cash used in continuing operations for the six months ended November 30, 2002 was $236,000 compared to net cash used in continuing operations in the amount of $2.2 million for the comparable period in 2001. Less cash was used for operations in the current period due to the discontinuance of the funding of T1Xpert operations in fiscal 2002. There was no net cash provided by discontinued operations for the six months ended November 30, 2002, compared to $3.8 million net cash provided by discontinued operations for the six months ended November 30, 2001. The cash provided by discontinued operations was primarily due to the sale of assets from the discontinued operations.

As of November 30, 2002, the Company had $1.0 million in cash and cash equivalents, as compared to $1.4 million at May 31, 2002. The decrease is principally due to the use of cash for operations.

As of November 30, 2002, approximately 2,555,000 shares of stock had been repurchased by the Company at an aggregate cost of approximately $2,133,000.

On August 26, 2002, the Board of Directors authorized the expenditure of funds to repurchase up to an additional 20% or 1,033,230 shares of the outstanding shares of its common stock.

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

The Company does not have sufficient funds on hand to develop its T1Xpert products. Without the aid of a strategic alternative that will bring the necessary funding, the Company will not be able to complete product development and marketing of these products. A strategic alternative may severely dilute the Company's interest in T1Xpert.

The Company does not anticipate entering into financing arrangements with financial institutions which would involve collateralizing and/or leveraging the Company's assets.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There have been no significant changes in our exposure to market risk from the information provided in Item 7A - Quantitative and Qualitative Disclosures About Market Risk on our Form 10-KA filed with the Securities and Exchange Commission (the "SEC") on November 4, 2002.


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

(b)  Changes in internal controls.

     The Company made no significant changes in its internal controls or in other factors that could significantly affect these controlts subsequent to the date of their evaluation.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------

The Company incorporates by reference prior legal matters reported in the Company's Form 10-KA for the fiscal year ended May 31, 2002.

The claim referenced in the Company's May 31, 2002 Form 10-KA asserted by Dallas Aerospace against the Company has been resolved with a ruling in favor of the Company granting the Company's summary judgment motion and dismissing all claims raised by Dallas Aerospace. This judgment was entered in the United States District Court for the Southern District of New York. Dallas Aerospace has fild an appeal with the Second Circuit Court of Appeals in New York on November 12, 2002.

The claim referenced in the Company's May 31, 2002 Form 10-KA asserted by the Skytrek bankruptcy trustee against the Company has been settled by the parties, and this settlement has been approved by the Court, with CIS Air Corporation returning $17,500 of the deposit received from Skytrek to the trustee.

On July 30, 2002, the Company filed suit in the United States District Court for the Southern District of New York against four stockholders of the Company and another party alleging that these parties formed an undisclosed group and wrongfully used material, non-public information concerning the Company in violation of applicable federal securities laws and state statutes. The Company settled with one of these stockholders as of September 3, 2002 who has, as part of the settlement, sold his shares in the Company back to the Company at a discount from the market price. This stockholder also agreed to, among other things, not acquire any additional shares in the Company. The Company intends to vigorously prosecute this action against the remaining shareholder defendants.


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

  **     Incorporated by reference.

  99.    Reports on Form 8-K - On November 8, 2002 the Company filed Form 8-K
         -------------------
         reporting that a judgment was entered in favor of the Company, dismissing the lawsuit filed against the Company by Dallas Aerospace.

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

                                     CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  January 14, 2003              By:      /s/ Jonah M. Meer
                                              ----------------------------------
                                     Name:    Jonah M. Meer
                                     Titles:  Chief Executive Officer, Chief
                                              Financial Officer, Chief Operating
                                              Officer and Director

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


Date:  January 14, 2003              By:      /s/ Jonah M. Meer
                                              ----------------------------------
                                     Name:    Jonah M. Meer
                                     Titles:  Chief Executive Officer, Chief
                                              Financial Officer, Chief Operating
                                              Officer and Director