Form 10-Q
period 2003-02-28
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2003-04-11
CIK 24071

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended February 28, 2003 or

[ ] Transition report pursuant to section 13 of 15(d) of the Securities
    Exchange Act of 1934 for the transition period from ________ to _________


                         Commission file number: 0-25104
                                                 -------


                   CONTINENTAL INFORMATION SYSTEMS CORPORATION
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)



           New York                                     16-0956508
           --------                                     ----------
(State or other jurisdiction                 (I.R.S.Employer Identification No.)
      of incorporation)


50 Battery Place, Suite 7F, New York, New York               10280
----------------------------------------------               -----
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



                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of March 31, 2003, the registrant has 4,375,712 shares of common stock, par value $.01 per share, outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------



                                TABLE OF CONTENTS


                                                                            Page

PART I - FINANCIAL INFORMATION                                                 3

Item 1.  Financial Statements
         --------------------
         Consolidated Balance Sheets - February 28, 2003 and May 31, 2002      3

         Consolidated Statements of Operations - Three and Nine Months Ended
           February 28, 2003 and 2002                                          4

         Consolidated Statements of Cash Flows - Nine Months Ended
           February 28, 2003 and 2002                                          5

         Notes to Consolidated Financial Statements                          6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                           10-11
         ---------------------------------------------------------------

Item 3   Quantitative and Qualitative Disclosures About Market Risk           11
         ----------------------------------------------------------

Item 4   Controls and Procedures                                              12
         -----------------------


PART II- OTHER INFORMATION                                                    13

Item 1.  Legal Proceedings                                                    13
         -----------------

Item 6.  Exhibits and Reports on Form 8-K                                  13-14
         --------------------------------


SIGNATURES                                                                    15


CERTIFICATIONS                                                                16

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Number of Shares)
--------------------------------------------------------------------------------

                                                         February 28,   May 31,
                                                             2003        2002
                                                         -----------   ---------
                                                         (unaudited)
ASSETS:
Current assets:
  Cash and cash equivalents                                 $   861     $ 1,386
  Accounts receivable                                             -          33
  Notes receivable, net of allowance for doubtful
    accounts of $1,000                                          597         747
  Investment in mortgage participation notes                    197         197
  Other current assets                                           39         208
                                                         -----------  ----------
      Total current assets                                    1,694       2,571
                                                         -----------  ----------
Property, plant and equipment, net                               43          37
                                                         -----------  ----------
Other assets:
  Notes receivable, net of current portion                      195         577
  Real estate held for sale, net                                303         337
  Other                                                           4           -
                                                         -----------  ----------
      Total other assets                                        502         914
                                                         -----------  ----------
      Total assets                                          $ 2,239     $ 3,522
                                                         ===========  ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other liabilities                    $   623     $   529
                                                         -----------  ----------
      Total current liabilities                                 623         529
                                                         -----------  ----------
Commitment and contingencies

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000
  shares; issued 7,101,668 shares                                71          71
Additional paid-in capital                                   35,233      35,233
Accumulated deficit                                         (31,531)    (30,250)
                                                         -----------  ----------
                                                              3,773       5,054
Treasury stock, at cost:  2,726,356 shares at
   February 28, 2003 and 1,935,516 shares
   at May 31, 2002                                           (2,157)     (2,061)
                                                         -----------  ----------
      Total shareholders' equity                              1,616       2,993
                                                         -----------  ----------
      Total liabilities and shareholders' equity            $ 2,239     $ 3,522
                                                         ===========  ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
In Thousands (Except Per Share Information)
--------------------------------------------------------------------------------

                                  Three Months Ended         Nine Months Ended
                                     February 28,               February 28,
                               ----------------------      ---------------------
                                  2003          2002          2003         2002
                               --------      --------      --------     --------
REVENUES:
  Equipment rentals            $     -       $     8       $     -      $    23
  Income from direct
    financing leases                 -             1             -            4
  Interest, fees and
   other income                     37            62           291          208
                               --------      --------      --------     --------

                                    37            71           291          235
                               --------      --------      --------     --------
COSTS AND EXPENSES:
  Other operating expenses           4             8            29           95
  Research and development           -           218             -        1,695
  Write-down (recovery) of
     investment                    (87)            -           (87)           -
  Selling, general and
     administrative expenses       438           933         1,630        1,815
                               --------      --------      --------     --------
                                   355         1,159         1,572        3,605
                               --------      --------      --------     --------
      Net loss                 $  (318)      $(1,088)      $(1,281)     $(3,370)
                               ========      ========      ========     ========

Basic and diluted net loss
   per share (Note 3):

      Net loss per share         $(.07)        $(.20)        $(.26)       $(.59)
                               ========      ========      ========     ========
Weighted average number of
   shares of common stock
   outstanding                   4,460         5,359         4,847        5,741
                               ========      ========      ========     ========


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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
In Thousands
--------------------------------------------------------------------------------

                                                       For the Nine Months Ended
                                                              February 28,
                                                       -------------------------
                                                            2003          2002
                                                       -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                                $(1,281)      $(3,370)
                                                       -----------    ----------
  Adjustments to reconcile net loss from continuing
    operations to net cash provided by (used in)
    operating activities:
      Depreciation and amortization expense                    25            84
      Recovery of investment, net                             (87)            -
      Loss on disposal of fixed assets                          -            48
      Effect on cash flows of changes in:
        Accounts receivable, net                               33            (9)
        Notes receivable                                      566           347
        Other assets                                          252            35
        Accounts payable and other liabilities                 94          (182)
                                                       -----------    ----------
                                                              883           323
                                                       -----------    ----------
          Net cash used in continuing operations             (398)       (3,047)
          Net cash provided by discontinued operations          -         3,775
                                                       -----------    ----------
          Net cash provided by (used in) operating
            activities                                       (398)          728
                                                       -----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          (31)           (5)
  Proceeds from investment in mortgage
    participation notes                                         -             4
                                                       -----------    ----------
          Net cash used in investing activities               (31)           (1)
                                                       -----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Purchase of treasury stock                                  (96)         (501)
                                                       -----------    ----------
          Net cash used in financing activities               (96)         (501)
                                                       -----------    ----------
          Net increase (decrease) in cash and cash
            equivalents                                      (525)          226

CASH AND CASH EQUIVALENTS:
  Beginning of period                                       1,386         1,545
                                                       -----------    ----------
  End of period                                           $   861       $ 1,771
                                                       ===========    ==========
SUPPLEMENTAL SCHEDULE OF NONCASH ACTIVITIES:
  Transfer of inventory from discontinued
    operations to other assets                            $     -       $    52
                                                       ===========    ==========
  Transfer of other assets from discontinued
    operations to other assets                            $     -       $     5
                                                       ===========    ==========
  Transfer of payable from discontinued
    operations to accounts payable                        $     -       $  (282)
                                                       ===========    ==========

--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation
   ---------------------
The accompanying unaudited consolidated financial statements of Continental Information Systems Corporation ("Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended February 28, 2003 are not necessarily indicative of the results that may be expected for the year ending May 31, 2003. These statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KA for the year ended May 31, 2002.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. However, the Company has ceased daily operations and has ceased additional funding of its subsidiary T1Xpert Corp., has sustained substantial operating losses and has used substantial amounts of working capital in its operations. These conditions raise substantial doubt about its ability to continue as a going concern. In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to meet its financing requirements and the success of future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Risks and Uncertainties of T1Xpert
----------------------------------
The Company is now considering various strategic alternatives without the use of additional Company funds to continue the business of its subsidiary T1Xpert. These alternatives include the sale of T1Xpert or finding a strategic partner to undertake commercialization of T1Xpert's products. A sale would likely result in minimal realized value. If T1Xpert is successful in finding a strategic partner, it will likely result in a substantial dilution of the Company's interest in T1Xpert. While the Company has been pursuing these alternatives, to date it has been unsuccessful. There can be no assurance that the Company will be successful in any of its efforts, in which case no value is likely to be realized from its T1Xpert subsidiary.

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

3. Net Income (Loss) Per Share
   ---------------------------
Earnings (loss) per share are calculated in accordance with Financial Accounting Standard No. 128 (SFAS 128), Earnings per Share, which specifies standards for computing and disclosing net income or loss per share. Basic and diluted net loss per share for the nine months ended February 28, 2003 and 2002, were computed based on the weighted average number of shares of common stock outstanding during the periods. As of February 28, 2003, the Company had no issued and outstanding options to purchase shares of common stock (see Note 7).

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

5. Concentration of Credit Risk
   ----------------------------
Financial instruments which potentially subject the Company to credit risk consist principally of cash with financial institutions and notes receivable. The Company maintains cash deposits with major banks and financial institutions which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. At February 28, 2003, cash in excess of federally insured limits amounted to approximately $661,000.

Of the Company's notes receivable balance of $792,000, $761,316 is owed by one customer in the aviation business. Thus, the Company is directly affected by the financial condition of this company and the airline industry in general. The airline industry is experiencing severe financial problems due to current economic conditions and the effect of the hostilities in Iraq. The customer has requested a temporary postponement of certain payments. The credit risk associated with this customer is somewhat mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default.

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

A summary of the status of the 1995 Plan as of February 28, 2003:

                                                                    Weighted
                                                 Number of      Average Exercise
                                                  Options       Price Per Option
                                               -------------    ----------------
    Outstanding at
      May 31, 2002 (154,950  exercisable)          154,950           $ 2.02
    Granted                                              -           $    -
    Exercised                                            -           $    -
    Forfeited/expired                              (88,473)          $ 2.17
                                               -------------
    Outstanding at
      August 31, 2002(66,477 exercisable)           66,477           $ 1.81
    Granted                                              -           $    -
    Exercised                                            -           $    -
    Forfeited/expired                              (34,337)          $ 2.27
                                               -------------
    Outstanding at
      November 30, 2002                             32,140           $ 1.32
    Granted                                              -           $    -
    Exercised                                            -           $    -
    Forfeited/expired                              (32,140)          $ 1.32
                                               -------------
    Outstanding at
      February 28, 2003                                  -           $    -
                                               =============

As of February 28, 2003, there were no options outstanding.

In 2000, the Board of Directors of T1Xpert adopted the T1Xpert Corp. Stock Compensation Plan (the "T1X 2000 Plan"). The T1X 2000 Plan provides for the issuance of stock options covering up to 2,000,000 shares of common stock to employees and advisory board members of T1Xpert.

As of May 31, 2002 stock option grants representing 1,642,500 shares had been issued to employees at an option price of $.0675 per share under the T1X 2000 Plan. During the year ended May 31, 2002, 1,142,500 options were forfeited/ expired with a weighted average exercise price of $.0675 per share. During the period ended February 28, 2003, the remaining outstanding 500,000 options were forfeited/expired with a weighted average exercise price of $.0675.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
          ---------------------------------------------------------------


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


                              Results of Operations
                              ---------------------

Comparison of the Three and Nine Months Ended February 28, 2003 and 2002
------------------------------------------------------------------------

Revenues
--------
For the nine months ended February 28, 2003 total revenue increased to $291,000 from $235,000 for the comparable period in 2002. For the three months ended February 28, 2003, total revenues decreased to $37,000 from $71,000 for the comparable fiscal quarter in 2002. For the nine months ended February 28, 2003, interest, fees and other income increased to $291,000 as compared to $208,000 for the corresponding prior year period. For the three month period ended February 28, 2003 interest fees and other income decreased to $37,000 from $62,000 for the comparable period in 2002. The increase during the nine month period in 2003 is due to the receipt of a $150,000 World Trade Center Business Recovery Grant which was offset by lower interest income earned on notes receivable and from cash balances during the period. Interest income for the three and nine months ended February 28, 2003 was $36,000 and $129,000, respectively, compared to $60,000 and $204,000, respectively, for the corresponding prior year periods. The decrease was due to lower interest income earned on notes receivable and from cash balances during the period.

There were no equipment rentals, nor income from direct financing leases, for the three and nine months ended February 28, 2003 compared to $9,000 and $27,000, respectively, for the comparable fiscal periods in 2002. The decrease is primarily attributable to the sale of the balance of the lease portfolio during the fiscal year 2002.

Costs and Expenses
------------------
Costs and expenses decreased to $355,000 and $1.6 million, respectively, for the three and nine months ended February 28, 2003 from $1.2 million and $3.6 million, respectively, for the comparable fiscal periods in 2002. The decrease is primarily due to the cessation of operations at T1Xpert in December 2001, resulting in no material research and development expenses being incurred by T1Xpert in the three and nine month periods ended February 28, 2003, as compared to $218,000 and $1.7 million for the comparable periods in 2002.

Selling, general, and administrative expenses were $438,000 and $1.6 million, respectively, for the three and nine months ended February 28, 2003 compared to $933,000 and $1.8 million, respectively, for the comparable periods in 2002. This decrease during the nine months ended February 28, 2003 was principally due to a reduction in selling activities. Management expects that general and administrative costs (including legal and accounting) will not be reduced in future periods because costs relating to the Company's prior operations and its continuance as a publicly traded and reporting company will continue to be incurred by the Company. However, selling costs are anticipated to be minimal since the Company does not expect to resume selling activities.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

Write-down (recovery) of investments represents a $120,000 collection received during the period ended February 28, 2003 relating to an investment in a high technology company which was written down by the Company in a previous year. In addition, the Company wrote down $33,000 on its real estate held for sale during the February 28, 2003 period.

Income Taxes
------------
For the nine-month period ended February 28, 2003, provision for deferred income tax benefit on income from continuing operations was not recorded, because, in management's opinion, the realizability of the deferred tax asset was uncertain in light of the Company's actual operating results.

                         Liquidity And Capital Resources
                         -------------------------------
Net cash used in operations for the nine months ended February 28, 2003 was $398,000 compared to cash provided by operations of $728,000 for the comparable period in 2002; net cash used in continuing operations for the nine months ended February 28, 2003 was $398,000 compared to net cash used in continuing operations in the amount of $3.0 million for the comparable period in 2002. Less cash was used for operations in the current period due to the discontinuance of the funding of T1Xpert operations in fiscal 2002. There was no net cash provided by discontinued operations for the nine months ended February 28, 2003, compared to $3.8 million net cash provided by discontinued operations for the nine months ended February 28, 2002. The cash provided by discontinued operations was primarily due to the sale of assets from the discontinued operations.

As of February 28, 2003, the Company had $861,000 in cash and cash equivalents, as compared to $1.4 million at May 31, 2002. The decrease is principally due to the use of cash for operations, net of collections of notes receivable.

As of February 28, 2003, approximately 2,726,536 shares of stock had been repurchased by the Company at an aggregate cost of approximately $2,157,000.

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

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

(b) Changes in internal controls.

    The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

PART II - OTHER INFORMATION


Item 1.   Legal Proceedings
          -----------------
The Company incorporates by reference prior legal matters reported in the Company's Form 10-KA for the fiscal year ended May 31, 2002.

The claim referenced in the Company's May 31, 2002 Form 10-KA asserted by Dallas Aerospace against the Company has been resolved with a ruling in favor of the Company granting the Company's summary judgment motion and dismissing all claims raised by Dallas Aerospace. This judgment was entered in the United States District Court for the Southern District of New York. Dallas Aerospace has filed an appeal with the Second Circuit Court of Appeals in New York on November 12, 2002.

The claim referenced in the Company's May 31, 2002 Form 10-KA asserted by the Skytrek bankruptcy trustee against the Company has been settled by the parties, and this settlement has been approved by the Court, with CIS Air Corporation returning $17,500 of the deposit received from Skytrek to the trustee.

On July 30, 2002, the Company filed suit in the United States District Court for the Southern District of New York against three stockholders of the Company and another party alleging that these parties formed an undisclosed group and wrongfully used material, non-public information concerning the Company in violation of applicable federal securities laws and state statutes. The Company settled with one of these stockholders as of September 3, 2002 and the remaining parties separately on January 31, 2003. As a part of these settlements, mutual releases of the parties, their officers, directors and certain affiliates thereof were exchanged, the stockholders and certain affiliates sold their shares in the Company back to the Company at the prevailing market price or at a discount from market price and the stockholders and certain affiliates agreed not to acquire any additional shares in the Company.


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

  **     Incorporated by reference.

  99.    Reports on Form 8-K - During the three month period ended February 28,
         -------------------
         2003 there were no reports on Form 8K.

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


                                  CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date: April 11, 2003              By:     /s/ Jonah M. Meer
                                          -------------------------------------
                                  Name:   Jonah M. Meer
                                  Titles: Chief Executive Officer,
                                          Chief Financial Officer,
                                          Chief Operating Officer and Director

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


Date: April 11, 2003              By:     /s/ Jonah M. Meer
                                          -------------------------------------
                                  Name:   Jonah M. Meer
                                  Titles: Chief Executive Officer,
                                          Chief Financial Officer,
                                          Chief Operating Officer and Director