Form 10-K
period 2003-05-31
CONTINENTAL INFORMATION SYSTEMS CORP
filed 2003-08-29
CIK 24071

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                 ---------------

For the Fiscal Year Ended May 31, 2003            Commission File Number 0-25104

                         CONTINENTAL INFORMATION SYSTEMS
                                   CORPORATION
             (Exact name of registrant as specified in its charter)

          New York                                       16-0956508
          --------                                       ----------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
       of incorporation)


7 Mikve Israel, # 36351, Tel Aviv  Israel                   61362
-----------------------------------------                   -----
(Address of principal executive offices)                 (Zip Code)

                                 (972) 66-394451
                                 ---------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                      Yes                     No   X
                          -----                  -----

The number of the registrant's shares of Common Stock outstanding on June 30, 2003 was 3,991,212. As of November 29, 2002 the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $362,929.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Continental Information Systems Corporation's Notice of Annual Meeting of Stockholders and Proxy Statement, to be filed within 120 days after the end of the registrant's fiscal year, are incorporated by reference into Part III of this Annual Report.

   * Excludes 1,246,861 shares deemed to be held by officers and directors, and stockholders whose ownership exceeds ten percent of the shares outstanding at November 29, 2002. Exclusion of shares held by any person should not be construed to indicate that any such person possesses the power, directly or indirectly, to direct or cause the direction of the management or policies of the registrant, or that any such person is controlled by or under common control with the registrant.

                   CONTINENTAL INFORMATION SYSTEMS CORPORATION

                         2003 ANNUAL REPORT ON FORM 10-K



                                TABLE OF CONTENTS

                                                                            Page

PART I

Item 1.   Business                                                           3-5

Item 2.   Properties                                                           5

Item 3.   Legal Proceedings                                                    6

Item 4.   Submission of Matters to a Vote of Security Holders                  6


PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters                                                  7

Item 6.   Selected Financial Data                                            7-8

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                         9-14

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk          14

Item 8.   Financial Statements and Supplementary Data                         15

Item 9.   Changes In and Disagreements with Accountants on Accounting
          and Financial Disclosure                                            36


PART III

Item 10.  Directors and Executive Officers of the Registrant                  36

Item 11.  Executive Compensation                                              36

Item 12.  Security Ownership of Certain Beneficial Owners and Management      36

Item 13.  Certain Relationships and Related Transactions                      36

Item 14   Controls and Procedures                                             36


PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K    37

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

          T1Xpert had begun developing a suite of middle and back office brokerage products and solutions. The products and solutions were designed to serve as a software platform for risk reduction for the next generation of real time systems and in preparation for settling trades in one day referred to as "T+1" as opposed to three days. T1Xpert expended approximately $6.2 million from its inception in August 1999 through May 31, 2003.

          Prior to September 11, 2001, T1Xpert had begun work on a software development project for a global investment bank. This project was canceled as a result of the terrorist attacks of September 11, 2001 against the United States of America which had a negative effect on the U.S. securities industry and T1Xpert.

          On December 27, 2001, the Company ceased active operations and additional funding of product development at T1Xpert for several reasons. The Company made claims under its existing policies of insurance for compensation in order to continue operations. The Company believed it had sufficient coverage to allow it to continue development and installation under its existing contract and sufficient funding to locate a substitute investment banking customer to replace the cancelled contract had it received sufficient insurance proceeds. Efforts to collect under the Company's insurance policies resulted in the Company reaching a settlement agreement with its insurance company. In exchange for a release, certain representations, and assignment of certain rights of its subsidiary T1Xpert Corp., the Company received settlement proceeds, which leaves the Company with insufficient resources to recommence its operations as previously established. The Company announced that it had appointed Mr. Guy Zahavi of Tel Aviv, Israel, a specialist in brokerage technology and business operations, to attempt to maximize the value, if any, of T1Xpert's remaining assets. Under current conditions the Company believes that it is unlikely that any significant value will be realized from the remaining T1Xpert assets.

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

CUSTOMERS AND MARKETING

          The Company having ceased operations has no customers.

COMPETITION

          The Company having ceased operations has no competitors.

PROPRIETARY RIGHTS

          The Company having ceased operations and disbanded its management team decided that it was imprudent and unable to pursue any patent applications. The Company retains ownership of its software which is proprietary to the Company but which in the opinion of the Company is not likely to realize significant value.

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

          In July 2000, the Company sold a portion of its engine portfolio and began to liquidate the balance of its engine portfolio and other aviation assets. The proceeds of the sales were used to pay down CIS Air's existing credit facility with its lender. As of June 21, 2001, the balance on the credit facility was fully paid. The Company reflected the aviation business as a discontinued operation with appropriate disclosure and valuation under accounting principles generally accepted in the United States of America.

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

OTHER FINANCE ACTIVITIES

          In July 1997, the Company entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term funding for commercial real estate transactions. The Company has ceased making additional investments under the Agreement and has no obligation to make any additional investments under the Agreement. At May 31, 2003, the Company's sole remaining investment in such transactions was approximately $165,287, net of a reserve for loss on investment of $324,447.

          The Company has made loans or loan guarantees to borrowers with profiles that did not meet the requirements of traditional lending institutions. Based on the unique nature of the loans, the Company received fees, equity interests or other forms of remuneration in addition to traditional interest. The Company made loans to high technology companies during the fiscal year ended May 31, 2000.

          In recognition of weak market conditions and based on management's assessment of the probability of collection, the Company wrote down its investments in all its high technology companies by $1.3 million in the fiscal year ended May 31, 2001. During the fiscal year ended May 31, 2003 the Company recovered $120,000 of the amount previously written off. The Company believes there will be no further recoveries.

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

          Going forward the Company does not expect to seek or obtain, nor does believe it currently has the ability to obtain, any outside financing.

CONCENTRATION OF CREDIT RISK

          The Company's notes receivable balance of $649,000 is owed by one customer in the aviation business. Thus, the Company is directly affected by the well being of this one company and the airline industry in general. The events of September 11, 2001, negatively impacted the airline industry. The credit risk associated with this customer is mitigated by the note being collateralized; however a substantial portion of such collateral is outside the United States, thereby creating potential difficulties for the recovery of collateral in case of default. Further, it is estimated that the value of the underlying collateral is below the carrying value of the note. The customer during the year requested temporary postponements of certain payments, which the Company granted. When making payments the customer has not been timely in its payments.

EMPLOYEES

          As of June 30, 2003, the Company has one full-time and one part-time employee. These employees work in administration and are not employed under a collective bargaining agreement.


ITEM 2. PROPERTIES

          The Company's previous executive offices were located in downtown Manhattan. The Company occupied office space under a lease which was in the aggregate approximately 6,000 square feet, for an aggregate monthly rental of approximately $14,000.

          On February 26, 2002, the Company entered into a lease termination agreement with its landlord for the remaining three years of its lease rental obligations. This agreement released the Company from its lease obligation on the premises. Such obligation was estimated to be $501,000 of base rent plus additional utilities and operating expenses. In connection with this agreement, the Company incurred a loss on disposal of fixed assets in the amount of $48,000, incurred two months' rental expense and incurred estimated moving costs of approximately $14,500.

          On August 29, 2002, the Company entered into another agreement for a new office space in Manhattan. This agreement requires the Company to pay monthly rent through August 31, 2004. The aggregate monthly rent will be $3,338 through the period August 31, 2003 and $3,927 through August 31, 2004.

          On August 15, 2003 the Company moved its executive offices to Tel Aviv, Israel for a nominal rental. It remains liable for the office space previously contracted for in Manhattan.

ITEM 3.   LEGAL PROCEEDINGS

          On November 8, 2002 the claim asserted by Dallas Aerospace against the Company was resolved with a ruling in favor of the Company granting the Company's summary judgment motion and dismissing all claims raised by Dallas Aerospace. This judgment was entered in the United States District Court for the Southern District of New York. Dallas Aerospace has filed an appeal with the Second Circuit Court of Appeals in New York on November 12, 2002. The parties are awaiting delivery of oral arguments in the case.

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

          On March 7, 2000 CIS Air filed suit against Express One International, Inc. ("Express One"), a Delaware corporation, in the Supreme Court, State of New York, County of New York. The suit seeks damages of approximately $118,000 in unpaid rent and repair charges. Express One filed for bankruptcy in March 2002 shortly after CIS filed its motion for summary judgment. An automatic stay in connection with the bankruptcy proceeding prevents further action at this time. CIS Air filed a claim in the bankruptcy court action against Express One, but does not anticipate any material recovery.

          In July 2001 CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS Air aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and was seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. To avoid a lengthy trial and litigation process the Company agreed to settle the suit with the Company receiving its deductible, less payment of certain legal expenses.

          The Bankruptcy Trustee in the bankruptcy case of Sky Trek International, a former lessee of aircraft engines of CIS Air, filed a claim against CIS Air seeking to obtain the return of $116,000 in security deposits on two aircraft engines that were returned to CIS Air prior to the lease expirations. The claim has been settled by the parties, and this settlement was approved by the Court ,with CIS Air returning $17,500 of the deposit received from Sky Trek to the Trustee.

          On June 3, 2002 the Company commenced an action in the Southern District of New York against its insurer, Federal Insurance Company, seeking reimbursement for losses under its insurance policy associated with the September 11, 2001 terrorist attack in downtown Manhattan. In July 2003 the Company settled with its insurer. In exchange for a release, certain representations, and assignment of certain rights of its subsidiary T1Xpert Corp., the Company received settlement proceeds, net of legal expenses, of approximately $375,000.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS

          Until December 2001, the Company's Common Stock traded on the Nasdaq Small-Cap Market under the symbol CISC. Beginning in January of 2002, the Company's Common Stock began trading on the Over-the-Counter Bulletin Board under the symbol CISC. The high and low bid information for the last two fiscal years is as follows:

                                   August 31       November 30      February 28        May 31
                                --------------   --------------   --------------   --------------
                                 First Quarter   Second Quarter    Third Quarter   Fourth Quarter
                                --------------   --------------   --------------   --------------
                                 Low     High     Low     High     Low     High     Low     High
                                -----   -----    -----   -----    -----   -----    -----   -----
Fiscal year ended
  May 31, 2003                  $ .12   $ .25    $ .12   $ .18    $ .12   $ .14    $ .13   $ .14

Fiscal year ended
  May 31, 2002                  $ .70   $1.06    $ .28   $ .80    $ .19   $ .74    $ .20   $ .25

          As the trading in the Company's stock has been illiquid, the market price of the Company's stock may not be indicative of the value of the Company's stock and further that a shareholder wishing to buy or sell shares of the Company's stock may not be able to do so at prices consistent with previous market prices.

          As of June 30, 2003, the Company believes that there were approximately 393 record holders of the Company's Common Stock. No cash dividends have been paid on the Common Stock to date and the Company does not anticipate paying a dividend in the foreseeable future, as the Board of Directors intends to retain any earnings for use in the business. Any future determination of dividends will depend upon any dividend restrictions applicable to the Company, its financial condition, results of operations and such other factors as the Board of Directors deems relevant.


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

                                                 For the Year Ended May 31,
                            --------------------------------------------------------------------
Period Data                   2003        2002        2001        2000        1999        1998
                            --------    --------    --------    --------    --------    --------
                                       (Dollars in thousands except per share amounts)
Total revenues              $    315    $    354    $  1,272    $  8,465    $  8,797    $  6,347
Costs and expenses             1,955       4,366       7,500      10,854      11,720       7,243
                            --------    --------    --------    --------    --------    --------
Loss from continuing
  operations before
  provision (benefit)
  for income taxes            (1,640)     (4,012)     (6,228)     (2,389)     (2,923)       (896)
Provision (benefit) for
  income taxes                     -           -           -           -       5,448        (341)
                            --------    --------    --------    --------    --------    --------

                                                 For the Year Ended May 31,
                            --------------------------------------------------------------------
Period Data                   2003        2002        2001        2000        1999        1998
                            --------    --------    --------    --------    --------    --------
                                       (Dollars in thousands except per share amounts)
Loss from continuing
  operations                  (1,640)     (4,012)     (6,228)     (2,389)     (8,371)       (555)
Income (loss) from dis-
  continued operations,
  net of taxes                     -           -         743      (5,703)      1,544      (4,818)
                            --------    --------    --------    --------    --------    --------

Net loss                    $ (1,640)   $ (4,012)   $ (5,485)   $ (8,092)   $ (6,827)   $ (5,373)
                            ========    ========    ========    ========    ========    ========

Basic and Diluted Net (Loss)
  Income Per Common Share:
---------------------------

Loss from continuing
  operations                $   (.36)   $   (.72)   $  (1.00)   $  (0.36)   $  (1.21)   $  (0.08)
Income (loss) from dis-
  continued operations             -           -        0.12       (0.85)       0.22       (0.69)
                            --------    --------    --------    --------    --------    --------

Net loss                    $   (.36)   $   (.72)   $  (0.88)   $  (1.21)   $  (0.99)   $  (0.77)
                            ========    ========    ========    ========    ========    ========


                                                 For the Year Ended May 31,
                            --------------------------------------------------------------------
Balance Sheet Data            2003        2002        2001        2000        1999        1998
                            --------    --------    --------    --------    --------    --------
                                       (Dollars in thousands except per share amounts)
Total assets                $  1,777    $  3,522    $  8,815    $ 14,253    $ 25,218    $ 39,861
Liabilities                      574         529       1,413         672       3,142      10,901
Shareholders' equity           1,203       2,993       7,402      13,581      22,076      28,960

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


                              RESULTS OF OPERATIONS

CONTINUING OPERATIONS

REVENUES

          For the three fiscal years ended May 31, 2003, total revenues decreased to $315,000 in fiscal 2003 from $354,000 in fiscal 2002 and from $1.3 million in fiscal 2001. Equipment sales decreased to $-0- in fiscal 2003 and 2002, and from $633,000 in fiscal 2001. With the discontinuation of lease originations in August 1999 and sale of a substantial portion of the portfolio in fiscal 2000, there were no equipment sales in fiscal 2003 and 2002.

          Equipment rentals and income from direct financing leases decreased to $-0- in fiscal 2003 from $34,000 in fiscal 2002, and from $110,000 in fiscal 2001. The decreases are primarily attributable to the sale of the lease portfolio during the fiscal years 2001 and 2000.

          Interest, fees and other income decreased to $315,000 in fiscal 2003 from $320,000 in fiscal 2002, and from $529,000 in fiscal 2001. The decrease is primarily the result of lower interest income earned on notes receivable, lower interest income earned on cash balances, and the loss of income from T1Xpert's operations offset by the receipt of a World Trade Center business recovery grant received in 2003. Interest income earned on notes receivable was $138,000 in 2003, compared to $215,000 in 2002 and $235,000 in 2001. Interest income earned on cash balances was $15,000 in 2003, compared to $43,000 in 2002 and $190,000 in 2001. Lower interest income earned on cash balances was due to lower cash balances due to the funding of T1Xpert's operations and lower interest rates. During the 2003 fiscal year the Company received a one time World Trace Center business recovery grant in the amount of $150,000. The Company's revenues from T1Xpert's operations were $-0- in 2003 and 2002, compared to $50,000 in 2001.

          Since the Company sold its portfolio of leases, discontinued the aviation business and ceased the T1Xpert operations, management expects that there will be no operating revenue in future periods from these operations.

COSTS AND EXPENSES

          Total costs and expenses decreased to $1.9 million in fiscal 2003 from $4.4 million in fiscal 2002, and from $7.5 million in fiscal 2001. The decrease is a result of lower cost of sales incurred in the equipment leasing and sales business, decreases in loss on investments and lower research and development expenses incurred by T1Xpert, and lower other operating expenses and selling, general and administrative expenses. Cost of sales decreased to $-0- in fiscal 2003 and 2002 from $1.0 million in fiscal 2001. Loss on investments increased to $51,000 in 2003 from $31,000 in 2002. The loss on investments in 2001 of $1.45 million was principally due to the Company's write down of its investments in high technology companies. Other operating expenses decreased to $31,000 in 2003 from $97,000 in 2002, and from $189,000 in 2001.

          Depreciation of rental equipment decreased to $-0- in fiscal 2003 and 2002 from $26,000 in fiscal 2001. These decreases are due to a decrease in the amounts of owned rental equipment as a result of the sale of the leasing portfolio.

          Interest expense decreased to $-0- in fiscal 2003 and 2002 from $5,000 in fiscal 2001. The Company having no interest expense is due to the repayment of the revolving loan agreement on June 21, 2001.

          Loss on investments during the 2003 fiscal year amounted to $51,000 as compared to a $31,000 loss in 2002 and a $1,450,000 loss in 2001. The 2003 amount represents a write down of $171,000 on its real estate held for sale offset by a $120,000 collection received during the year relating to an investment in a high technology company which was written-down by the Company in a previous year. The 2002 amount represents a write down of its real estate held for sale. The 2001 amount principally represents a write down of the Company's investments in high technology companies.

          Research and development expenses decreased to $-0- in fiscal 2003 from $1.7 million in fiscal 2002 and from $2.8 million in fiscal 2001. The decreases in fiscal 2003 and 2002 were the result of the cessation of operations by T1Xpert in December 2001.

          Selling, general and administrative expenses decreased to $1.8 million in fiscal 2003 from $2.5 million in fiscal 2002, and from $2.0 million in fiscal 2001. In fiscal 2003 the decrease in selling, general and administrative expenses was principally due to cost containment efforts made by the Company including, but not limited to, lower legal expenses of approximately $416,000, lower insurance costs of approximately $166,000, lower rent expenses of approximately $91,000, and lower lease termination costs of $113,000. In fiscal 2002 the increase in selling, general and administrative expenses was principally due to costs associated with restructuring of the Company's operations, including but not limited to increased professional fees in the amount of $530,000 and lease termination expense in the amount of $113,000. Such increases were offset by lower salaries in the amount of $79,000 and lower director fees in the amount of $70,000. The decrease in fiscal 2001 was principally due to cost containment efforts and staff reduction between the periods.

          Management expects that general and administrative costs (including legal and accounting) may increase in future periods because of ongoing litigation matters. In addition, selling costs will be minimal since the Company does not expect to resume selling activities.

INCOME TAXES

          The Company's ability to realize any of its deferred tax assets is dependent on the Company generating future taxable earnings, the income taxes on which would be offset by the Company's NOL carryforwards. The NOL carryforwards resulted from the Company's emergence from bankruptcy pursuant to a chapter 11 plan of reorganization in November 1994. The Company provided a full valuation allowance for these deferred tax assets as of May 31, 2001, 2002 and 2003 since, in management's opinion, the future realizability of the deferred tax assets is uncertain in light of its actual operating results since reorganization. This action itself does not impair the availability of the NOL carryforwards to offset any future taxable earnings. The Company periodically reviews the adequacy of the valuation allowance for the remaining NOL carryforwards and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized.

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

          During the year ended May 31, 2001, in the opinion of management, there was further price erosion in the aviation industry relating to assets carried by CIS Air, and management recorded an additional provision for costs and expenses relative to the disposal of CIS Air's assets in the amount of $2.3 million, which includes an inventory valuation allowance of $735,000 and other revenue and charges related to the discontinuance of the business unit. As a result of the settlement of legal proceedings against Eastwind Airlines and UM Holding Inc. (the "Eastwind settlement"), a gain of $3.0 million was recorded by CIS Air which, when offset by the $2.3 million charge for costs as expenses, resulted in a gain of $743,000 on the disposal of discontinued assets. This gain is attributable to activities by CIS Air in connection with its leasing of engines and aircraft and is accordingly shown in the discontinued operations section of CIS Air's financial statements.

          As of May, 2002, the majority of the asset and recorded liabilities relating to the Air Group Business have been sold or settled. Therefore, any remaining assets or liabilities have not been accounted for as discontinued operations.

          A summary of the results of operations of the discontinued CIS Air business unit follows (in thousands):

                                                                   For the Year Ended May 31,
                                                                --------------------------------
                                                                  2003        2002        2001
                                                                --------    --------    --------
Revenues                                                        $      -    $      -    $  3,005
Costs and expenses                                                     -           -       2,262
                                                                --------    --------    --------

    Income (loss) from discontinued operations                         -           -         743
    Loss on disposal of discontinued operations                        -           -           -
                                                                --------    --------    --------

    Income (loss) before provision for income taxes                    -           -         743
    Provision for income taxes                                         -           -           -
                                                                --------    --------    --------

    Net income (loss) from discontinued operations              $      -    $      -    $    743
                                                                ========    ========    ========

EQUIPMENT LEASING BUSINESS

          In August 1999, the Company's subsidiary had sold a substantial portion of its remaining lease portfolio and ceased entering into new equipment leases. The Company outsourced the administration of its remaining lease portfolio, the termination dates of which exceed one year. In October 2000, the Company sold all but one of the remaining equipment leases to the administrator. In May 2002, the remaining equipment lease was sold to the administrator for an immaterial amount.

SELECTED QUARTERLY OPERATIONS DATA

          The following tables set forth selected unaudited statement of operations data for each of the quarters in the years ended May 30, 2003, 2002 and 2001. This data has been derived from the Company's unaudited financial statements that have been prepared on the same basis as the audited financial statements and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the information when read in connection with the financial statements and the related notes. The Company's quarterly operating results have varied substantially in the past and may vary substantially in the future.

          Conclusions about the Company's future results for any period should not be drawn from the selected unaudited statement of operations data, either for any particular quarter or taken as a whole.

In thousands (except per share data)

                                                                For the Quarter Ended
                                                    --------------------------------------------
                                                    Aug. 31,    Nov. 30,    Feb. 28,    May 31,
                                                      2002        2002        2003        2003
                                                    --------    --------    --------    --------
                                                                    (Unaudited)
Revenue                                             $     61    $    193    $     37    $     24
Gross profit                                               -           -           -           -
Loss before extraordinary item and income taxes         (474)       (430)       (377)       (359)
Net loss                                                (474)       (430)       (377)       (359)

Basic and diluted loss before extraordinary
  item per common share                                 (.09)       (.09)       (.08)       (.08)
Basic and diluted loss per common share                 (.09)       (.09)       (.08)       (.08)

                                                                For the Quarter Ended
                                                    --------------------------------------------
                                                    Aug. 31,    Nov. 30,    Feb. 28,    May 31,
                                                      2001        2001        2002        2002
                                                    --------    --------    --------    --------
                                                                    (Unaudited)
Revenue                                             $     85    $     79    $     71    $    119
Gross profit                                               -           -           -           -
Loss before extraordinary item and income taxes       (1,261)     (1,021)     (1,130)       (600)
Net loss                                              (1,261)     (1,021)     (1,130)       (600)

Basic and diluted loss before extraordinary
  item per common share                                (0.21)      (0.17)      (0.21)      (0.13)
Basic and diluted loss per common share                (0.21)      (0.17)      (0.21)      (0.13)

                                                                For the Quarter Ended
                                                    --------------------------------------------
                                                    Aug. 31,    Nov. 30,    Feb. 28,    May 31,
                                                      2000        2000        2001        2001
                                                    --------    --------    --------    --------
                                                                    (Unaudited)
Revenue                                             $    282    $    638    $    130    $    222
Gross profit                                               8           1           -        (381)
Loss before extraordinary item and income taxes         (866)       (999)     (1,153)     (3,210)
Net loss                                                (866)        501      (1,353)     (3,767)

Basic and diluted loss before extraordinary
  item per common share                                (0.13)      (0.15)      (0.20)      (0.52)
Basic and diluted loss per common share                (0.13)       0.08       (0.23)      (0.60)


                         LIQUIDITY AND CAPITAL RESOURCES

          Net cash used by operations for the year ended May 31, 2003 was $631,000 as compared to net cash provided by operations for the year ended May 31, 2002 of $348,000 and as compared to net cash used in operations of $2,147,000 for the year ended May 31, 2001; net cash used in continuing operations for the year ended May 31, 2003 was $631,000 as compared to $3,400,000 for the year ended May 31, 2002 and $2,900,000 for the year ended May 31, 2001. Net cash provided by discontinued operations for the year ended May 31, 2003 was $-0-, as compared to net cash provided by discontinued operations for the year ended May 31, 2002 of $3,800,000, and net cash provided by discontinued operations for the year ended May 31, 2001 of $717,000. For the year ended May 31, 2002, cash provided by discontinued operations was primarily due to the transfer of the discontinued operations assets to current operations. During the year ended May 31, 2001, the Company received proceeds, net of legal and other costs, of $3,000,000 from the settlement of the Eastwind claim.

          Net cash used in investing activities for the year ended May 31, 2003 was $45,000 compared to net cash used in investing activities for the year ended May 31, 2002 of $6,000, and net cash provided by investing activities of $1,200,000 for the year ended May 31, 2001. During the year ended May 31, 2003, the Company received $120,000 resulting from a settlement of one of its investments in a high technology company. In addition, the Company purchased additional fixed assets in connection with its move to a new office. The Company's expectations on making future investments will depend on future settlements of any litigation matters and on sales of its current investments. The Company's sale of equipment generated no proceeds in the years ended May 31, 2003 and 2002 as compared to $634,000 for the year ended May 31, 2001. The Company's investment in mortgage participation notes generated $1,000 in proceeds during the year ended May 31, 2002, as compared to $417,000 in proceeds during the year ended May 31, 2001. In future periods cash flows from investing activities will depend on cash collections of the mortgage participation notes and other investments. The Company does not expect significant proceeds from equipment sales in future periods.

          Net cash used in financing activities for the year ended May 31, 2003 was $150,000, compared to $501,000 for the year ended May 31, 2002 and $857,000 for the year ended May 31, 2001. The decrease in the 2003 fiscal year was due to the lower dollar cost per share of acquisitions of treasury stock. The decrease in cash used in fiscal 2002 was due to the November 20, 2000 transaction when the Company completed a repurchase of 607,158 shares of outstanding common stock from The Chase Manhattan Bank and its wholly owned subsidiaries. The reacquired shares represented 9.30% of the 6,527,344 shares then outstanding. The shares were purchased at $ .9882 per share, which was less than the market price.

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

          As of May 31, 2003, the Company had $560,000 in cash and cash equivalents, as compared to $1.4 million at May 31, 2002. The Company established the CIS Air Loan Facility with a financing institution to provide lease and inventory financing for aircraft engines for its operating subsidiary CIS Air, in the amount of $10,000,000. The facility had a three-year term that expired in December 2000 and permitted borrowing equal to a percentage of the appraised value of the aircraft engines financed. The CIS Air Loan Facility bore interest at prime plus 1/4%. The facility was not renewed, but repayment had been extended beyond the original expiration date. Substantially all of the assets of CIS Air were pledged as collateral for the loan. At May 31, 2001, $765,542 of this facility was being utilized and was paid off in June 2001.

          As of May 31, 2003, 3,110,456 shares had been repurchased by the Company at an aggregate cost of approximately $2,211,000.

          On August 26, 2002, the Board of Directors authorized the expenditure of an additional $100,000 for the repurchase of its common stock in market transactions.

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

          In August 2003 the Company announced that it had appointed Guy Zahavi, a specialist in brokerage technology and business operations as a Director. Mr. Zahavi had been serving as a consultant to the Company since July 21, 2003. Mr. Zahavi holds a B.A. in Economics and Management from The Academic College of Tel Aviv, of Tel Aviv University. Mr. Zahavi served in the Israeli Air Force attaining the rank of Major. Mr. Zahavi was also appointed the Chief Executive Officer of the Company following the resignation of Jonah Meer as a Director and Officer. Mr. Meer will remain as a consultant to the Company to assist the Company in winding down its businesses, recovering on its assets and resolving its litigation.

NEW ACCOUNTING PRONOUNCEMENTS

          In June 2002, SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", was issued which nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". The adoption of SFAS No. 146 had no effect on the financial position and results of operations of the Company.

          In December 2002, SFAS 148, Accounting for Stock-Based Compensations - Transition and Disclosure, was issued which is an amendment of SFAS 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that statement to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. The Company has determined not to adopt SFAS 148 as of May 31, 2003 as the Company has limited stock option activity.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of SFAS No. 5, 57, and 107, and recession of FASB Interpretation No. 34. The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements. It also requires a guarantor to recognize a liability for the fair value of the obligation undertaken in issuing the guarantee at the inception of a guarantee. Management does not expect the adoption of this interpretation to have a significant effect on the financial position and results of operations of the Company.

          In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest annuities. FIN No. 46 clarifies the application of Accounting Research Bulletin ("ARB") No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have characteristics of controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The application of the majority voting interest requirement in ARB 51 to certain types of entities may not identify the party with a controlling financial interest because the controlling financial interest may be achieved through arrangements that do not involve a controlling interest. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003 and to fiscal years beginning after June 15, 2003 for variable interest entities acquired before February 1, 2003. Management does not expect the adoption of FIN No. 46 to have a significant impact on the Company's financial statements.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK DISCLOSURES

          The Company is not exposed to material risks associated with interest rate changes. The Company does not foresee any significant changes in its exposure to fluctuations in interest rates in the near future. At May 31, 2003 the Company did not have any outstanding debt.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                            Page

Report of Independent Accountants - Current                                   16
                                  - Predecessor                               17

Financial Statements:

  Consolidated Balance Sheets
    May 31, 2003 and 2002                                                     18

  Consolidated Statements of Operations
    Years ended May 31, 2003, 2002 and 2001                                   19

  Consolidated Statements of Shareholders' Equity
    Years Ended May 31, 2003, 2002 and 2001                                   20

  Consolidated Statements of Cash Flows
    Years Ended May 31, 2003, 2002 and 2001                                21-22

  Notes to Consolidated Financial Statements                               23-34


Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                             35

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index on page 15 present fairly, in all material respects, the consolidated financial position of Continental Information Systems Corporation and its subsidiaries (the "Company") at May 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended May 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




Lazar Levine & Felix LLP
New York, New York
July 17, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders of Continental Information Systems Corporation:


In our opinion, the consolidated financial statements listed in the accompanying index on page 15 present fairly, in all material respects, the consolidated financial position of Continental Information Systems Corporation and its subsidiaries (the "Company") at May 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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




PRICE WATERHOUSECOOPERS LLP
New York, New York
August 17, 2001

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
In Thousands (Except Share Data)

May 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                              2003        2002
                                                                            --------    --------
ASSETS:
Current assets:
  Cash and cash equivalents                                                 $    560    $  1,386
  Accounts receivable                                                              -          33
  Notes receivable, net of allowance for doubtful accounts
    of $1,000 in 2003 and 2002                                                   600         747
  Investment in mortgage participation notes                                     197         197
  Other investments                                                              126           -
  Other current assets                                                            32         208
                                                                            --------    --------
        Total current assets                                                   1,515       2,571
                                                                            --------    --------
Property, plant and equipment, net (Note 5)                                       48          37
                                                                            --------    --------
Other assets:
  Notes receivable, net of current portion                                        49         577
  Real estate held for sale, net (Note 4)                                        165         337
                                                                            --------    --------
        Total other assets                                                       214         914
                                                                            --------    --------
        Total assets                                                        $  1,777    $  3,522
                                                                            ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Accounts payable and other liabilities                                    $    574    $    529
                                                                            --------    --------
        Total current liabilities                                                574         529
                                                                            --------    --------
Commitment and contingencies (Notes 9, 10 and 11)

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value; authorized 20,000,000 shares,
  issued 7,101,668 shares at
  May 31, 2003 and 2002 (Notes 6 and 7)                                           71          71
Additional paid-in capital                                                    35,233      35,233
Accumulated deficit                                                          (31,890)    (30,250)
                                                                            --------    --------
                                                                               3,414       5,054
Treasury stock, at cost:  3,110,456 shares at May 31, 2003 and
  1,935,516 shares atMay 31, 2002 (Note 6)                                    (2,211)     (2,061)
                                                                            --------    --------
        Total shareholders' equity                                             1,203       2,993
                                                                            --------    --------
        Total liabilities and shareholders' equity                          $  1,777    $  3,522
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS
In Thousands (Except Per Share Data)

Years Ended May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                  2003        2002        2001
                                                                --------    --------    --------
REVENUES:
  Equipment sales                                               $      -    $      -    $    633
  Equipment rentals                                                    -          30          76
  Income from direct financing leases                                  -           4          34
  Interest, fees and other income                                    315         320         529
                                                                --------    --------    --------
                                                                     315         354       1,272
                                                                --------    --------    --------
COSTS AND EXPENSES:
  Cost of sales                                                        -           -       1,005
  Depreciation of rental equipment                                     -           -          26
  Interest expense                                                     -           -           5
  Other operating expenses                                            31          97         189
  Loss on investments                                                 51          31       1,450
  Research and development                                             -       1,699       2,795
  Selling, general and administrative expenses                     1,873       2,539       2,030
                                                                --------    --------    --------
                                                                   1,955       4,366       7,500
                                                                --------    --------    --------
        Loss from continuing operations before
          provision for income taxes                              (1,640)     (4,012)     (6,228)
  Benefit for income taxes                                             -           -           -
                                                                --------    --------    --------
        Loss from continuing operations (Note 8)                  (1,640)     (4,012)     (6,228)
                                                                --------    --------    --------
  Discontinued operations (Note 3):
    Gain on disposal of discontinued
      operations, net of income taxes                                  -           -         743
                                                                --------    --------    --------
                                                                       -           -         743
                                                                --------    --------    --------
        Net loss                                                $ (1,640)   $ (4,012)   $ (5,485)
                                                                ========    ========    ========
Basic and diluted net loss per share (Note 10):
  Loss from continuing operations                               $   (.36)   $   (.72)   $  (1.00)
  Income (loss) from discontinued operations                           -           -        0.12
                                                                --------    --------    --------

        Net loss per share                                      $   (.36)   $   (.72)   $  (0.88)
                                                                ========    ========    ========
Weighted average number of shares
  of common stock outstanding                                      4,608       5,596       6,222
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
In Thousands (Except Number of Shares)

Years Ended May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                              Common              Additional                           Treasury
                              Shares     Common     Paid-In   Accumulated  Treasury     Common
                              Issued      Stock     Capital     Deficit      Stock      Shares
                             ---------   ------   ----------  -----------  --------   -----------
Balance - May 31, 2000       7,101,668    $ 71     $ 35,129    $(20,753)   $  (866)     (525,424)
  Net loss                           -       -            -      (5,485)         -             -
  Acquisition of treasury
    shares                           -       -            -           -       (694)     (692,358)
                             ---------    ----     --------    --------    -------    ----------
Balance - May 31, 2001       7,101,668      71       35,129     (26,238)    (1,560)   (1,217,782)
  Net loss                           -       -            -      (4,012)         -             -
  Acquisition of treasury
    shares                           -       -            -           -       (501)     (717,734)
  Fair value of officers'
    compensation                     -       -          104           -          -             -
                             ---------    ----     --------    --------    -------    ----------
Balance - May 31, 2002       7,101,668      71       35,233     (30,250)    (2,061)   (1,935,516)
  Net loss                           -       -            -      (1,640)         -             -
  Acquisition of treasury
    shares                           -       -            -           -       (150)   (1,174,940)
                             ---------    ----     --------    --------    -------    ----------
Balance - May 31, 2003       7,101,668    $ 71     $ 35,233    $(31,890)   $(2,211)   (3,110,456)
                             =========    ====     ========    ========    =======    ==========

--------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
In Thousands

Years Ended May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                  2003        2002        2001
                                                                --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                      $ (1,640)   $ (4,012)   $ (5,485)
  Less: gain from discontinued operations                              -           -         743
                                                                --------    --------    --------
        Loss from continuing operations                           (1,640)     (4,012)     (6,228)
                                                                --------    --------    --------
  Adjustments to reconcile loss from continuing operations
   to net cash provided by (used in) operating activities:
    Loss on sale of equipment                                          -           -         372
    Loss on disposal of fixed assets                                   -          48           -
    Loss on investments                                               51          31       1,450
    Depreciation and amortization expense                             27          99         130
    Fair value of officers' compensation                               -         104           -
    Effect on cash flows of changes in:
      Net accounts receivable                                         33         (29)      1,090
      Notes receivable                                               677         488         328
      Other assets                                                   176         110         (10)
      Accounts payable and other liabilities                          45        (266)          4
                                                                --------    --------    --------
                                                                   1,009         585       3,364
                                                                --------    --------    --------
        Net cash used in continuing operations                      (631)     (3,427)     (2,864)

        Net cash provided by discontinued operations                   -       3,775         717
                                                                --------    --------    --------
        Net cash provided by (used in) operating activities         (631)        348      (2,147)
                                                                --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of equipment                                      -           -         634
  Purchase of property and equipment                                 (39)         (7)        (15)
  Purchase of investments bonds                                     (126)          -           -
  Collections of rentals on direct financing leases, net of
    amortization of unearned income                                    -           -         131
  Proceeds from mortgage participation notes                           -           1         417
  Proceeds from investments recovery                                 120           -           -
                                                                --------    --------    --------
        Net cash provided by (used in) investing activities          (45)         (6)      1,167
                                                                --------    --------    --------

--------------------------------------------------------------------------------

(Continued)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
In Thousands

Years Ended May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                                                                  2003        2002        2001
                                                                --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on lease, bank and institution financings            $      -    $      -    $   (163)
  Purchase of treasury stock                                        (150)       (501)       (694)
                                                                --------    --------    --------
        Net cash used in financing activities                       (150)       (501)       (857)
                                                                --------    --------    --------
        Net decrease in cash and cash equivalents                   (826)       (159)     (1,837)

CASH AND CASH EQUIVALENTS:
  Beginning of year                                                1,386       1,545       3,382
                                                                --------    --------    --------
  End of year                                                   $    560    $  1,386    $  1,545
                                                                ========    ========    ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest                                        $      -    $      -    $      5
                                                                ========    ========    ========

SUPPLEMENTAL SCHEDULE OF
 NONCASH ACTIVITIES:
  Inventory arising from transfers of
    equipment that came off-lease                               $      -    $      -    $    685
                                                                ========    ========    ========

  Transfer of inventory from discontinued
    operations to other assets                                  $      -    $     52    $      -
                                                                ========    ========    ========

  Transfer of other assets from discontinued
    operations to other assets                                  $      -    $      5    $      -
                                                                ========    ========    ========

  Transfer of payable from discontinued
    operations to accounts payable                              $      -    $   (282)   $      -
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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


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

       The terrorist attacks of September 11, 2001 against the United States of America had a negative effect on the U.S. securities industry and T1Xpert. T1Xpert had begun work on a software development project for a global investment bank. This project was canceled as a result of the events of September 11, 2001.

       On December 27, 2001, the Company ceased active operations and any additional funding of T1Xpert. T1Xpert has expended approximately $6.2 million from its inception in August 1999 through May 31, 2003.

       The Company made claims under its existing policies of insurance for compensation in order to continue operations. The Company believed it had sufficient coverage to allow it to continue development and installation under its existing contract and sufficient funding to locate a substitute investment banking customer to replace the cancelled contract had it received sufficient insurance proceeds. Efforts to collect under the Company's insurance policies resulted in the Company reaching a settlement agreement with its insurance company. In exchange for a release, certain representations, and assignment of certain rights of its subsidiary T1Xpert Corp., the Company received settlement proceeds, which leaves the Company with insufficient resources to recommence its operations as previously established. The Company announced that it had appointed Mr. Guy Zahavi of Tel Aviv Israel, a specialist in brokerage technology and business operations, to attempt to maximize the value, if any, of T1Xpert's remaining assets. Under current conditions the Company believes that it is unlikely that any significant value will be realized from the remaining T1Xpert assets.

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

       Other Investments
       -----------------
       Other investments consists of investment grade corporate bonds with maturities in excess of one year.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


       Reclassification
       ----------------

       In years prior to May 31, 2002, the Company had active leases and believed that an unclassified balance sheet more appropriately reflected its leasing activities. In light of the Company's cessation of leasing operations, the Company believes a classified balance sheet reflects its current status. Accordingly, the consolidated balance sheet as of May 31, 2002 has been prepared in a classified format.

       Concentration of Credit Risk
       ----------------------------

       Financial instruments which potentially subject the Company to credit risk consist principally of cash with financial institutions and notes receivable. The Company maintains cash deposits with major banks and financial institutions which may exceed federally insured limits. The Company periodically assesses the financial condition of the institutions and believes the risk of any loss is minimal. At May 31, 2003, cash in excess of FDIC limits amounted to approximately $460,000.

       The Company's notes receivable balance of $649,000 is owed by one customer in the aviation business. Thus, the Company is directly affected by the financial condition of this company and the airline industry in general. The credit risk associated with this customer is somewhat mitigated by the note being collateralized; however, a substantial portion of such collateral is outside the United States, thereby creating potential difficulties of recovery of collateral in case of default. The value of the collateral is estimated to be below the carrying value of the note. The customer during the year requested temporary postponements of certain payments, which the Company granted. When making payments the customer has not been timely.

       Investment in Mortgage Participation Notes
       ------------------------------------------

       Investment in mortgage participation notes represents investments in high-yield, short-term commercial real estate transactions and are carried at the lower of cost or market. Interest income on the notes is recorded monthly using the weighted average estimated yields on these investments. In June 2003 the Company was advised that the mortgage was in arrears, that the Lead Lender would be taking title to the property and that additional funds would be needed to be raised from investors. This requires the original loan to be modified on terms believed to be less favorable to the Company.

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

       Income Taxes
       ------------

       The Company accounts for income taxes under the asset and liability method required by Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. SFAS 109 requires the recording of deferred tax assets and liabilities for the future tax effects of temporary differences between the bases of all assets and liabilities for financial reporting purposes and tax purposes. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if reassessment indicates that it is more likely than not that the benefits will be realized. A valuation allowance for the full amount of deferred tax assets was provided for in income tax expense in 2003, 2002 and 2001.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


       Net Income (Loss) Per Share
       ---------------------------

       Earnings per share is calculated in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings Per Share, which specifies standards for computing and disclosing net income (loss) per share. Basic and diluted net loss per share for the fiscal years ended May 31, 2003, 2002 and 2001, was computed based on the weighted average number of shares of common stock outstanding during the periods. As of May 31, 2003, the Company had no issued and outstanding options to purchase shares of common stock (see Note
7).

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

       Research and Development Expenditures
       -------------------------------------

       Research and development expenditures in connection with the development of the T1Xpert securities processing software platform were expensed as incurred. If the Company were to enter a production environment and technological feasibility were achieved, future capital costs would be capitalized in accordance with FASB Statement No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed."


2.   T1Xpert Corp.
     -------------

       On December 27, 2001, the Company ceased active operations and additional funding of product development at T1Xpert for several reasons. The Company made claims under its existing policies of insurance for compensation due to the events of September 11, 2001 in order to continue operations. The Company believed it had sufficient coverage to allow it to continue development and installation under its existing contract and sufficient funding to locate a substitute investment banking customer to replace the cancelled contract had it received sufficient insurance proceeds. Efforts to collect under the Company's insurance policies resulted in the Company reaching a settlement agreement with its insurance company. In exchange for a release, certain representations, and assignment of certain rights of its subsidiary T1Xpert Corp., the Company received settlement proceeds, which leaves the Company with insufficient resources to recommence its operations as previously established.

       Risks and Uncertainties
       -----------------------

       On July 23, 2003 the Company announced that it will appoint Mr. Guy Zahavi of Tel Aviv Israel, a specialist in brokerage technology and business operations, to attempt to maximize the value, if any, of T1Xpert's remaining assets. Under current conditions the Company believes that it is unlikely that any significant value will be realized from the remaining T1Xpert assets.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


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

       During the year ended May 31, 2001, in the opinion of management, there was further price erosion in the aviation industry relating to assets carried by CIS Air and management recorded an additional provision relative to the disposal of CIS Air's assets in the amount of $2.2 million, which includes an inventory valuation allowance of $735,276. As a result of the settlement of legal proceedings against Eastwind Airlines and UM Holding Inc. (the "Eastwind settlement"), a gain of $3.0 million was recorded by CIS Air. This gain is included, net of taxes in the discontinued operations section of the Company's financial statements.

       As of May, 2003, the majority of the assets relating to the Air Group Business have been sold.

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

       The Consolidated Statement of Operations for 2001 has been reclassified to report the results of discontinued operations separately from those of continuing operations. The income (loss) from and net assets of discontinued operations reflected on the accompanying Consolidated Financial Statements consist of the following (in thousands):

                                                                       Year Ended May 31,
                                                                --------------------------------
                                                                  2003        2002        2001
                                                                --------    --------    --------
      Revenues                                                  $      -    $      -    $      -
      Costs and expenses                                               -           -           -
                                                                --------    --------    --------
            Income (loss) from discontinued operations                 -           -           -

      Gain on disposal of discontinued operations                      -           -         743
                                                                --------    --------    --------
            Income before provision for income taxes                   -           -         743

      Provision for income taxes                                       -           -           -
                                                                --------    --------    --------
            Net income from discontinued operations             $      -    $      -    $    743
                                                                ========    ========    ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


4.   Real Estate Held for Sale
     -------------------------

       On July 3, 1997, the Company announced that it had entered into a Joint Investment Agreement with Emmes Investment Management Co. LLC to provide up to $8 million in high-yield, short-term financing for commercial real estate transactions. At May 31, 2003, the Company's sole remaining investment in such transactions was carried at approximately $165,000, net of a reserve for loss on investment of $324,000. During the year ended May 31, 2001, the underlying property was foreclosed and is therefore included in real estate held for sale on the accompanying balance sheet.


5.   Property, Plant and Equipment
     -----------------------------

       Property, plant and equipment consist of the following as of May 31 (in thousands):

                                                                  2003        2002
                                                                --------    --------
          Computer equipment and software                       $    254    $    254
          Furniture, fixtures and office equipment                    38           -
                                                                --------    --------
                                                                     292         254
          Less accumulated depreciation                              244         217
                                                                --------    --------
                                                                $     48    $     37
                                                                ========    ========

6.   Common Stock
     ------------

       Each share of common stock entitles the holder to one vote on all matters submitted to a vote of shareholders. The Company does not anticipate the payment of dividends on the common stock for the foreseeable future.

       As of May 31, 2003, approximately 3,110,000 shares had been repurchased by the Company at an aggregate cost of approximately $2,211,000. Subject to approval from the Board of Directors, the Company may repurchase additional shares at prevailing prices in the open market or in negotiated or other transactions. The Company will hold all repurchased shares of common stock in its treasury.


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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------

                           (In thousands, except per share amounts)

                                                      2003        2002        2001
                                                    --------    --------    --------

          Net loss              - as reported       $ (1,640)   $ (4,012)   $ (5,485)
                                - pro forma         $ (1,640)   $ (4,012)   $ (5,507)

          Basic and diluted
            net loss per share  - as reported       $ (.36)     $ (.72)     $ (.88)
                                - pro forma         $ (.36)     $ (.72)     $ (.89)

       The fair value of each stock option grant has been estimated on the date of each grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      2003        2002        2001
                                                    --------    --------    --------
          Risk-free interest rate                      -%          -%          5.4%
          Expected life (months)                       -           -          48
          Expected volatility                          -%          -%         68%
          Expected dividend yield                      -           -           -

       The weighted-average fair value of options granted during fiscal 2001 was $.58 per share. There were no options granted in fiscal 2003 and 2002.

       A summary of the status of the 1995 Plan as of May 31, 2001, 2002 and 2003, and changes during the years ending on those dates is presented below:

                                                                        Weighted Average
                                                    Number of            Exercise Price
                                                     Options               Per Option
                                                    ---------           ----------------
          Outstanding at
            May 31, 2000 (302,003 exercisable)       315,283                $  2.18
          Granted                                     15,000                $  1.06
          Exercised                                        -                      -
          Forfeited/expired                         (107,667)               $  2.19
                                                    ---------
          Outstanding at
            May 31, 2001 (207,616 exercisable)       222,616                $  2.09
          Granted                                          -                      -
          Exercised                                        -                      -
          Forfeited/expired                          (67,666)               $  2.27
                                                    ---------
          Outstanding at
            May 31, 2002 (154,950 exercisable)       154,950                $  2.02
          Granted                                          -                      -
          Exercised                                        -                      -
          Forfeited/expired                         (154,950)               $  2.02
                                                    ---------
          Outstanding at
            May 31, 2003 (-0- exercisable)                 -                      -
                                                    =========

       As of May 31, 2003, there were no options outstanding.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


       During the year ended May 31, 2003, 154,950 options were forfeited/ expired with a weighted average exercise price of $2.02 per share.

       In 2000, the Board of Directors of TIXpert adopted the TIXpert Corp. Stock Compensation Plan (the "T1X 2000 Plan"). The T1X 2000 Plan provided for the issuance of stock options covering up to 2,000,000 shares of common stock to employees and advisory board members of TIXpert. Options granted typically do not become exercisable until at least one year from the date of commencement of employment and vest ratably over periods of time as provided at the discretion of the Board of TIXpert. Option grants expire ten years from date of grant, or upon termination of the employee's employment with TIXpert.

       As of May 31, 2003 there were no outstanding stock options in T1X 2000 plan. During the year ended May 31, 2003, 500,000 options were forfeited/expired with a weighted average exercise price of $0.675 per share under the T1X 2000 Plan. During the year ended May 31, 2002, 1,142,500 options were forfeited/expired with a weighted average exercise price of $0.675 per share. As of May 31, 2002 there were 500,000 options outstanding at an option price of $0.0675. The T1X 2000 Plan was immaterial to the earnings of the Company.

8.   Income Taxes
     ------------

       The components of the provision (benefit) for income taxes from continuing and discontinuing operations are as follows (in thousands):

                                                           Year Ended May 31,
                                                    --------------------------------
                                                      2003        2002        2001
                                                    --------    --------    --------
          Current
            Federal                                 $      -    $      -    $      -
            State                                          -           -           -
                                                    --------    --------    --------
          Deferred                                    (1,499)     (2,112)       (102)
          Valuation allowance                          1,499       2,112         102
                                                    --------    --------    --------
                                                    $      -    $      -    $      -
                                                    ========    ========    ========

       A reconciliation of income tax expense (benefit) at the statutory rate to reported income tax expense (benefit) for continuing operations follows (in thousands):

                                                           Year Ended May 31,
                                                    --------------------------------
                                                     2003        2002        2001
                                                    --------    --------    --------
          U.S. federal statutory rate
            applied to pretax (loss)
            income from continuing
            operations                              $   (656)   $ (1,605)   $ (2,180)
          State income taxes, net of
            federal benefit                                -           -           -
          Other, principally temporary
            differences                                 (843)       (507)      2,078
          Change in the valuation
            allowance                                  1,499       2,112         102
                                                    --------    --------    --------
                                                    $      -    $      -    $      -
                                                    ========    ========    ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


       The income tax effect of the significant temporary differences and carry-forwards which give rise to deferred tax assets (liabilities) are as follows as of May 31 (in thousands):

                                                      2003        2002        2001
                                                    --------    --------    --------
        Assets
          Net operating loss                        $ 25,700    $ 22,953    $ 19,204
          Prepaid lease revenue                            -           -           -
          Discontinued operations                          -         297       1,547
          Deferred expenses                                -         848           -
          Other                                          129         232           2
          Leased assets                                    -           -       1,465
          Valuation allowance                        (25,829)    (24,330)    (22,218)
                                                    --------    --------    --------
                                                    $      -    $      -    $      -
                                                    ========    ========    ========

       A full valuation allowance was provided for such deferred tax assets since, in management's opinion, the realizability of such assets was uncertain in light of the Company's actual operating results since reorganization. The Company periodically reviews the adequacy of the valuation allowance and will recognize benefits only if a reassessment indicates that it is more likely than not that the benefits will be realized. As of May 31, 2003, the Company had net operating loss carryforwards for future taxable income in the amount of approximately $61,600,000 which will expire from 2005-2022. Such net operating capital loss carryforwards are subject to annual limitations as to use. Further in the event of a change of control, as defined, the operating losses can be substantially eliminated.


9.   Employee Benefit Plans
     ----------------------

       The Company maintains a defined contribution 401(k) plan covering substantially all of its employees under which it is obligated to make matching contributions at the rate of 50% of the first 6% of participant earnings contributed to the plan and which provides for an annual discretionary contribution based on participants' eligible compensation. Employees generally became eligible to participate in the plan after the completion of one full year of employment. Matching and discretionary contributions made by the Company vest over a five-year period. Matching Company contributions to the plan for the fiscal years ended May 31, 2003, 2002 and 2001, were $5,000, $18,500 and
$26,000, respectively. The Company made no discretionary contribution.


10.  Commitments and Contingencies
     -----------------------------

       Rental Commitments
       ------------------

       On February 26, 2002, the Company entered into a lease termination agreement with its landlord for the remaining three years of its lease rental obligations. This agreement released the Company from its lease obligation on the premises. Such obligation was estimated to be $501,000 of base rent plus additional utilities and operating expenses. In connection with this agreement, the Company incurred a loss on disposal of fixed assets in the amount of $48,000, incurred two months rental expense and incurred estimated moving costs of approximately $23,000. The Company temporarily leased space until it could find new space.

       On August 29, 2002, the Company entered into an agreement for new office space in Manhattan. This agreement requires the Company to pay monthly rent through August 31, 2004. The aggregate monthly rent will be $3,338 through the period August 31, 2003 and $3,927 through August 31, 2004.

       On August 15, 2003 the Company moved its executive offices to Tel Aviv, Israel for a nominal rent. It remains liable for the office space previously contracted for in Manhattan.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


       Contingencies
       -------------

       Legal Proceedings

       On November 8, 2002 the claim asserted by Dallas Aerospace against the Company was resolved with a ruling in favor of the Company granting the Company's summary judgment motion and dismissing all claims raised by Dallas Aerospace. This judgment was entered in the United States District Court for the Southern District of New York. Dallas Aerospace has filed an appeal with the Second Circuit Court of Appeals in New York on November 12, 2002. The parties are awaiting delivery of oral arguments in the case.

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

       On March 7, 2000 CIS Air filed suit against Express One International, Inc. ("Express One"), a Delaware corporation, in the Supreme Court, State of New York, County of New York. The suit seeks damages of approximately $118,000 in unpaid rent and repair charges. Express One filed for bankruptcy in March 2002 shortly after CIS filed its motion for summary judgment. An automatic stay in connection with the bankruptcy proceeding prevents further action at this time. CIS Air filed a claim in the bankruptcy court action against Express One, but does not anticipate any material recovery.

       In July 2001 CIS Air filed suit in State Court of Florida, Broward County against Aviation Systems International ("ASI") and the TIMCO division of Aviation Sales Company relating to damage sustained by a CIS Air aircraft. The aircraft was parked at TIMCO's maintenance facility when it was struck and severely damaged by two other aircraft owned by ASI. CIS Air has been reimbursed for a portion of the damages by its insurance carrier, and was seeking to recover the $500,000 deductible and other unpaid costs from TIMCO and ASI. To avoid a lengthy trial and litigation process the Company agreed to settle the suit with the Company receiving its deductible, less payment of certain legal expenses.

       The Bankruptcy Trustee in the bankruptcy case of Sky Trek International, a former lessee of aircraft engines of CIS Air, filed a claim against CIS Air seeking to obtain the return of $116,000 in security deposits on two aircraft engines that were returned to CIS Air prior to the lease expirations. The claim has been settled by the parties, and this settlement was approved by the Court, with CIS Air returning $17,500 of the deposit received from Sky Trek to the Trustee.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


       On June 3, 2002 the Company commenced an action in the Southern District of New York against its insurer, Federal Insurance Company, seeking reimbursement for losses under its insurance policy associated with the September 11, 2001 terrorist attack in downtown Manhattan. In July 2003 the Company settled with its insurer. In exchange for a release, certain representations, and assignment of certain rights of its subsidiary T1Xpert Corp., the Company received settlement proceeds, net of legal expenses, of approximately $375,000.

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


11.  Fair Value of Financial Instruments
     -----------------------------------

       The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

       Cash and Cash Equivalents, Notes Receivable and Investment in Mortgage Participation Notes - The carrying values approximate fair values because of the short maturity of those instruments.


12.  Segment Financial Data
     ----------------------

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

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


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

       SECURITIES PROCESSING SOFTWARE BUSINESS: The product was being designed as an electronic securities processing software platform which would use proprietary technology and which would be adapted to changes in the financial market place. On December 27, 2001, the Company ceased daily operations and ceased additional funding of T1Xpert. The Company is now considering various strategic alternatives without the use of additional Company funds to continue T1Xpert's product development.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

May 31, 2003, 2002 and 2001
--------------------------------------------------------------------------------


                               Operating Segments
                                 (In thousands)

                                                 2003        2002        2001
                                               --------    --------    --------
Revenues
T1Xpert segment                                $      -    $      -    $     50
Equipment leasing segment                             -          34         743
Corporate and other                                 315         320         479
                                               --------    --------    --------
Consolidated                                   $    315    $    354    $  1,272
                                               ========    ========    ========

Operating income (loss)
T1Xpert segment                                $    (15)   $ (1,701)   $ (2,740)
Equipment leasing segment                             -          29        (283)
Corporate and other                              (1,625)     (2,340)     (3,200)
                                               --------    --------    --------
Consolidated                                   $ (1,640)   $ (4,012)   $ (6,223)
                                               ========    ========    ========

Interest expenses
T1Xpert segment                                $      -    $      -    $      -
Equipment leasing segment                             -           -           -
Corporate and other                                   -           -           5
                                               --------    --------    --------
Consolidated                                   $      -    $      -    $      5
                                               ========    ========    ========

Loss from continuing operations
T1Xpert segment                                $    (15)   $ (1,701)   $ (2,740)
Equipment leasing segment                             -          29        (283)
Corporate and other                              (1,625)     (2,340)     (3,205)
                                               --------    --------    --------
Consolidated                                   $ (1,640)   $ (4,012)   $ (6,228)
                                               ========    ========    ========

Depreciation and amortization
T1Xpert segment                                $      -    $      -    $      -
Corporate and other                                  27          99         126
                                               --------    --------    --------
Consolidated                                   $     27    $     99    $    126
                                               ========    ========    ========

Identifiable assets
T1Xpert segment                                $      -    $      -    $      -
Equipment leasing segment                             -           -          20
Corporate and other                               1,777       3,522       8,795
                                               --------    --------    --------
Consolidated                                   $  1,777    $  3,522    $  8,815
                                               ========    ========    ========

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                         THREE YEARS ENDED MAY 31, 2003
                                 (In thousands)

                                                   Charged
                                                   to costs   Charged
                                      Beginning       and     to other   Deductions    Ending
                                       balance     expenses   accounts  (recoveries)   balance
                                     -----------   --------   --------   ----------  -----------
2001:
  Accounts receivable - allowance
    for doubtful accounts            $      (108)    $(232)     $   -      $ 340     $         -

  Investment valuation               $         -     $(426)     $   -      $   -     $      (426)

  Notes receivable - allowance
    for doubtful accounts            $(1,000,000)    $   -      $   -      $   -     $(1,000,000)

2002:
  Investment valuation               $      (426)    $   -      $   -      $   -     $      (426)

  Note receivable - allowance
    for doubtful accounts            $(1,000,000)    $   -      $   -      $   -     $(1,000,000)

2003:
  Investment valuation               $      (426)    $   -      $ 171      $(120)    $      (477)

  Notes receivable - allowance
    for doubtful accounts            $(1,000,000)    $   -      $   -      $   -     $(1,000,000)

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company incorporates herein by reference the information concerning directors and executive officers to be contained in its Proxy Statement to be filed within 120 days after the end of the Company's fiscal year (the "2003 Proxy Statement").


ITEM 11.  EXECUTIVE COMPENSATION

The Company incorporates herein by reference the information concerning executive compensation to be contained in the 2003 Proxy Statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The Company incorporates herein by reference the information concerning security ownership of certain beneficial owners and management to be contained in the 2002 Proxy Statement.

The following table sets forth information regarding securities authorized for issuance under equity compensation plans.

                                                                                        Number of securities
                                                                                      remaining available for
                              Number of securities to                                  future issuance under
                              be issued upon exercise   Weighted-average exercise    equity compensation plans
                              of outstanding options,      price of outstanding        [excluding securities
                                warrants and rights    options, warrants and rights  reflected in column (a)]
       Plan category                    (a)                         (b)                          (c)
----------------------------  -----------------------  ----------------------------  -------------------------
Equity compensation plans
approved by security holders            -0-                         -0-                        865,186

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company incorporates herein by reference the information concerning certain relationships and related transactions to be contained in the 2003 Proxy Statement.


ITEM 14.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon the required evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

CONTINENTAL INFORMATION SYSTEMS CORPORATION
AND ITS SUBSIDIARIES
--------------------------------------------------------------------------------


                                     PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    3.2**   Restated Bylaws as amended through August 26, 2002.

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

   10.3** Employment Agreement between the Company and Jonah M. Meer dated June 20, 2002.

   10.4 Separation Agreement and Consulting Agreement between the Company and Jonah Meer dated August 15, 2003.

   10.5 Employment Agreement between the Company and Guy Zahavi dated August 15, 2003.

   21       Subsidiaries of the Registrant:
              CIS Corporation
              CIS Air Corporation
              T1Xpert Corp.

   31.1 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

   32.1 Certification by Guy Zahavi pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    * Filed as an exhibit to the Company's amended Form 10 Registration Statement (Commission File No. 0-25104), originally filed November 10, 1994 and incorporated herein by reference.

   **       Incorporated by reference.

   (b)      Reports on Form 8-K.

            On August 15, 2003, the Company announced that it had appointed Guy Zahavi, a consultant to the Company, as a Director and as Chief Executive Officer of the Company and moved its principal offices to 7 Mikve Israel, # 36351, Tel Aviv 61362 Israel.

            On July 21, 2003, the Company filed a Form 8-K announcing that it had settled its September 11 claim against its insurer, and it had retained Guy Zahavi to attempt to maximize T1Xpert's remaining assets.

            On November 8, 2002 the Company filed a Form 8-K announcing that judgment was entered in its favor dismissing the lawsuit filed by Dallas Aerospace, Inc. against the Company. That decision has since been appealed.

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


                        CONTINENTAL INFORMATION SYSTEMS CORPORATION


Date:  August 29, 2003  By:    /s/Guy Zahavi
                               -------------------------------------------------
                        Name:  Guy Zahavi
                        Title: Chief Executive Officer, Chief Operating Officer,
                               Chief Financial Officer and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated:


Signature      Title                                             Date
---------      -----                                             ----

/s/Guy Zahavi  Chief Executive Officer, Chief Operating Officer,
Guy Zahavi     Chief Financial Officer and Director              August 29, 2003